Form 10QSB
period 1998-03-31
HOMESTEAD BANCORP INC
filed 1998-06-24
CIK 1059078

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

   X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
 -----   SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 1998

 -----   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from            to
                                       ------------   ------------

                        Commission File Number 333-49277

                             HOMESTEAD BANCORP, INC.
        (Exact name of small business issuer as specified in its charter)

                   LOUISIANA                         72 - 1416514
         (State or other jurisdiction of            (I.R.S. Employer
         incorporation or organization)             Identification No.)

         195 NORTH SIXTH STREET, PONCHATOULA, LOUISIANA 70454
               Address of principal executive offices)

         Issuer's telephone number, including area code: (504) 386-3379

         Check whether the issuer (1) filed all reports required to be filed by
         Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No X

         Shares of common stock, par value $.01 per share, outstanding as of March 31, 1998: 100

         Transitional Small business Disclosure Format (check one):
         Yes       No  X .

  * The issuer just became subject to the filing requirements of Section 13 or 15(d) when its Form SB-2 was declared effective on May 14, 1998.

                             Homestead Bancorp, Inc.

                                   Form 10-QSB

                          Quarter Ended March 31, 1998

                         PART I - FINANCIAL INFORMATION

Interim Financial Information required by Rule 10-01 of Regulation S-X and Item 303 of Regulation S-B is included in this Form 10-QSB as referenced below:

                                                                                     Page
                                                                                     ----
Item 1 -     Financial Statements

Statement of Financial Condition at March 31, 1998...............................      3

      Statement of Income (Unaudited) From February 27,
      1998 (Date of Incorporation) to March 31, 1998.............................      4

      Statement of Cash Flows (Unaudited) From February 27,
      1998 (Date of Incorporation) To March 31, 1998.............................      5

      Notes to Financial Statements..............................................      6

Item 2 -     Management's Discussion and Analysis of Financial Condition and
             Results of Operations...............................................      7

                           PART II - OTHER INFORMATION

Item 1 -     Legal Proceedings...................................................      8

Item 2 -     Changes in Securities...............................................      8

Item 3 -     Defaults Upon Senior Securities.....................................      8

Item 4 -     Submission of Matters to a Vote of Security-Holders.................      8

Item 5 -     Other Information...................................................      8

Item 6 -     Exhibits and Reports on Form 8-K....................................      8

Signatures.......................................................................      9

                             Homestead Bancorp, Inc.

                        STATEMENT OF FINANCIAL CONDITION
                        --------------------------------

                                 March 31, 1998
                                   (Unaudited)




                                     ASSETS

Assets:
      Receivable                                                          $1,000
                                                                          ------
            Total Assets                                                  $1,000
                                                                          ------
                                                                          ------

                       LIABILITIES AND STOCKHOLDER EQUITY
                       ----------------------------------
Liabilities                                                               $ --
                                                                          ------
      Total Liabilities                                                     --

Stockholder's Equity:
      Common Stock, Par Value $.01, 10,000,000
            Shares Authorized; 100 Shares Issued and
            Outstanding                                                        1

      Paid in Capital in Excess of Par                                       999

      Retained Earnings                                                     --
                                                                          ------
            Total Stockholder Equity                                       1,000
                                                                          ------
      Total Liabilities and Stockholder's
      Equity                                                              $1,000
                                                                          ------
                                                                          ------


                 See accompanying notes to financial statements.

                             Homestead Bancorp, Inc.

                               STATEMENT OF INCOME
                               -------------------

                      For the Period from February 27, 1998
                    (Date of Incorporation) to March 31, 1998
                                   (Unaudited)


Total Income                                                               $--
Total Expense                                                               --
                                                                           -----

   Net Income                                                              $--
                                                                           -----
                                                                           -----

Earnings Per Share                                                         $--
                                                                           -----
                                                                           -----














                 See accompanying notes to financial statements.

                             Homestead Bancorp, Inc.

                             STATEMENT OF CASH FLOWS
                             -----------------------

                   For the Period from February 27, 1998 (Date
                       of Incorporation) To March 31, 1998
                                   (Unaudited)


Cash Flows from Operating Activities:
  Net Income                                                            $  --
  Adjustments to Reconcile Net Income to Net Cash
      Provided by Operating Activities:
           Changes in Assets and Liabilities:
                (Increase) Decrease in Receivable                        (1,000)
                                                                         -------
      Net Cash Provided by Operating Activities                          (1,000)
                                                                         -------
Cash Flows from Investing Activities:
      Net Cash Provided by Investing Activities                            --

Cash Flows from Financing Activities:
      Proceeds from Stock Issuance                                        1,000
                                                                         -------
      Net Cash Provided by Financing Activities                           1,000
                                                                         -------

Increase in Cash and Cash Equivalents                                      --

Cash and Cash Equivalents at Beginning of Period                           --
                                                                         -------

Cash and Cash Equivalents at End of Period                              $  --
                                                                         -------
                                                                         -------











                 See accompanying notes to financial statements.

                             Homestead Bancorp, Inc.

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                   (Unaudited)

                                 March 31, 1998

Note 1 - Basis of Presentation -

      On February 5, 1998, Ponchatoula Homestead Savings, F.A. (the "Association") incorporated Homestead Bancorp, Inc. (the "Company") to facilitate the conversion of Homestead Mutual Holding Company (the "MHC") from mutual to stock form (the "Conversion"). In connection with the Conversion, the Company is offering its common stock to the depositors and borrowers of the Association as of specified dates, to an employee stock ownership plan and to members of the general public. Upon consummation of the Conversion, the MHC will be merged into the Association, the Association will then merge with an interim subsidiary of the Company (with the Association as the surviving entity), all of the Association's outstanding common stock will be exchanged for common stock of the Company, and the Company will become the holding company for the Association and issue shares of common stock to the general public.

      The Company filed a Form SB-2 with the Securities and Exchange Commission ("SEC") on April 2, 1998, which as amended was declared effective by the SEC on May 14, 1998. The Association filed a Form AC with the Office of Thrift Supervision ("OTS") on April 2, 1998. The Form AC and related offering and proxy materials, as amended, were conditionally approved by the OTS by letters dated May 14, 1998. The Company also filed an Application H-(e) 1-S with the OTS on April 17, 1998, which was conditionally approved by the OTS by letter dated May 26, 1998.

      Consummation of the Conversion is contingent upon approval of the Plan by the members of the MHC and the stockholders of the Association and the sale of a sufficient number of shares of common stock consistent with an independent appraisal of the pro forma market value of the common stock. The members of the MHC and the stockholders of the Association are scheduled to vote upon the Plan at special meetings to be held on July 1, 1998, and the subscription and community offerings are scheduled to close on June 23, 1998.

      In connection with the incorporation of the Company, the Company issued 100 shares of common stock to the Association. The shares will be canceled upon consummation of the Conversion, and the Conversion will be accounted for under the pooling of interests method of accounting.

      The accompanying unaudited financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. However, all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the financial statements have been included.

Note 2 - Earnings Per Share -

      Earnings per share is not considered meaningful as the Conversion has not yet been completed, the Company has not yet engaged in operations, and the 100 shares currently held by the Association will be canceled upon consummation of the Conversion.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

           Homestead Bancorp, Inc is a Louisiana corporation organized in February 1998 by the Association for the purpose of becoming a unitary holding company of the Association. The Company will acquire all of the capital stock of the Association in exchange for common stock of the Company and will issue additional shares to persons with subscription rights and possibly other members of the public. Immediately following the Conversion, the only significant assets of the Company will be the capital stock of the Association, the Company's loan to the ESOP, and the remainder of the net Conversion proceeds retained by the Company. Initially, the business and management of the Company will primarily consist of the business and management of the Association. Initially, the Company will neither own nor lease any property, but will instead use the premises, equipment and furniture of the Association. At the present time, the Company does not intend to employ any persons other than officers of the Association, and the Company will utilize the support staff of the Association from time to time. Additional employees will be hired as appropriate to the extent the Company expands or changes its business in the future.

      Management believes that the holding company structure will provide the Company with additional flexibility to diversify, should it decide to do so, its business activities through existing or newly formed subsidiaries, or through acquisitions of or mergers with other financial institutions and financial services related companies. Although there are no current arrangements, understandings or agreements, written or oral, regarding any such opportunities or transactions, the Company will be in a position after the Conversion, subject to regulatory limitations and the Company's financial position, to take advantage of any such acquisition and expansion opportunities that may arise. The initial activities of the Company are anticipated to be funded by the proceeds retained by the Company and earnings thereon or, alternatively, through dividends from the Association.

      To date, the Company has not engaged in any business activities other than those related to the Conversion.

                             Homestead Bancorp, Inc.
                                   Form 10-QSB
                          Quarter Ended March 31, 1998

                           PART II - OTHER INFORMATION
                           ---------------------------

Item 1 -    Legal Proceedings:
            There are no matters required to be reported under this item.

Item 2 -    Changes in Securities:
            There are no matters required to be reported under this item.

Item 3 -    Defaults Upon Senior Securities:
            There are no matters required to be reported under this item.

Item 4 -    Submission of Matters to a Vote of Security Holders:

            On March 25, 1998, the Association executed a consent of sole stockholder pursuant to which it approved the division of the directors of the Company into three classes, as follows: the first class, consisting of John C. Bohning and Milton J. Schanzbach, for a term of office expiring in 1998; the second class, consisting of Robert H. Gabriel and Barbara B. Theriot, for a term of office expiring in 1999; and the third class, consisting of Lawrence C. Caldwell, Jr., Dennis E. James and Allen B. Pierson, Jr., for a term of office expiring in 2000, or until their successors are elected and appointed.

Item 5 -    Other Information:

            There are no matters required to be reported under this item.

Item 6 -    Exhibits and Reports on Form 8-K:
            (a)   The following exhibit is filed herewith:

                  EXHIBIT NO.                DESCRIPTION
                     27.1          Financial Data Schedule

                     99.1          Form 10-QSB for the Association for the
                                   quarter ended March 31, 1998 as filed with the OTS.

            (b)   Reports on Form 8-K:
                  No reports on Form 8-K were filed by the Registrant during the quarter ended March 31, 1998.

                                   SIGNATURES


         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         HOMESTEAD BANCORP, INC.
                                         Registrant


Date: June 19, 1998                      By: /s/ Lawrence C. Caldwell, Jr.
                                             -----------------------------
                                             Lawrence C. Caldwell, Jr.
                                             President and Chief Executive
                                             Officer



Date: June 19, 1998                      By: /s/ Kelly Morse
                                             ---------------
                                             Kelly Morse, Comptroller