Form 10QSB
period 1998-06-30
HOMESTEAD BANCORP INC
filed 1998-08-14
CIK 1059078

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            ------------------------

                                   FORM 10-QSB


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1998

                        Commission File Number 000-24513

                            ------------------------

                             Homestead Bancorp, Inc
--------------------------------------------------------------------------------
             (Exact Name of Registrant as specified in its charter)

                                 (504) 386-3379

                Louisiana                                 72-1416514
--------------------------------------------------------------------------------
(State of incorporation or organization)       (IRS Employer Identification No.)


195 North Sixth Street
Ponchatoula, Louisiana                                       70454
--------------------------------------------------------------------------------
(Address of principal executive office)               (including zip code)


        Securities to be registered pursuant to Section 12(b) of the Act:

                                      NONE

        Securities to be registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $.10 per share
                                (Title of Class)

                             Homestead Bancorp, Inc
                                   Form 10-QSB
                           Quarter Ended June 30, 1998


PART I - FINANCIAL INFORMATION

Financial Statements:
                                                                            Page
     Statements of Financial Condition -
        June 30, 1998 ...................................................    3

     Statements of Income (Unaudited) From February 27,
        1998 (Date of Incorporation) to June 30, 1998
        and for quarter ended June 30, 1998 ............................    4

     Statements of Cash Flows (Unaudited) From February 27,
        1998 (Date of Incorporation) To June 30, 1998
        and 1997 .......................................................     5

     Notes to Financial Statements .....................................     6

     Management's Discussion and Analysis of Financial
        Condition and Results of Operations ............................     7

Part II - OTHER INFORMATION

     Legal Proceedings .................................................     8

     Changes in Securities .............................................     8

     Defaults Upon Senior Securities ...................................     8

     Submission of Matters to a Vote of Security
        Holders ........................................................     8

     Other Information .................................................     8

     Exhibits and Reports on Form 8-K ..................................     8

     Signatures ........................................................     9

                              Homestead Bancorp Inc
                        STATEMENTS OF FINANCIAL CONDITION
                                  June 30, 1998
                                   (Unaudited)

ASSETS

Receivable ....................................................           $1,000
                                                                          ------


        Total Assets ..........................................           $1,000
                                                                          ======

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities ...................................................           $ --
                                                                          ------

        Total Liabilities: ....................................             --
                                                                          ======


Stockholder's Equity:
     Common Stock, Par Value $.01, 10,000,000
        Shares Authorized; 100 Shares Issued and
        Outstanding ...........................................                1

     Paid in Capital Excess of Par ............................              999

     Retained Earnings ........................................             --
                                                                          ------
        Total Stockholder's Equity: ...........................            1,000
                                                                          ======

        Total Liabilities and Stockholder's
        Equity ................................................            1,000
                                                                          ======

                              Homestead Bancorp Inc
                              STATEMENTS OF INCOME

                                   (UNAUDITED)


                             For the Period from
                              February 27, 1998
                           (Date of Incorporation)        For the Quarter
                             to March 31, 1998          Ended June 30, 1998
                            ---------------------       -------------------

Total Income                     $    --                     $    --

Total Expense                    $    --                     $    --

     Net Income                  $    --                     $    --

Earnings Per Share               $    --                     $    --

                              Homestead Bancorp Inc
                            STATEMENTS OF CASH FLOWS

          For the Period from February 27, 1998 (Date of Incorporation)
                                To June 30, 1998
                                   (Unaudited)


Cash Flows From Operating Activities:
     Net Income ..........................................................      $  --
     Adjustments to Reconcile Net Income
        to Net Cash Provided by (Used in) Operating
        Activities:
            Change in Assets and Liabilities
                (Increase) Decrease in Receivable ........................       (1,000)
                                                                                -------
                       Net Cash Provided by (Used in) Operating Activities       (1,000)
                                                                                -------

Cash Flows From Investing Activities:
                       Net Cash Provided by (Used in) Investing Activities         --

Cash Flows From Financing Activities:
     Proceeds from Stock Issuance ........................................        1,000
                       Net Cash Provided by (Used In)
                            Financing Activities .........................        1,000
                                                                                -------

Net Increase (Decrease) in Cash and
     Cash Equivalents ....................................................         --

Cash and Cash Equivalents -
     Beginning of Period .................................................         --
                                                                                -------

Cash and Cash Equivalents -
     End of Period .......................................................      $  --
                                                                                =======

                             Homestead Bancorp, Inc.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)
                                  June 30, 1998

Note 1 - Basis of Presentation -

         On February 5, 1998, Ponchatoula Homestead Savings, F. A. (The Association) incorporated Homestead Bancorp, Inc. (The "Company") to facilitate the conversion of Homestead Mutual Holding Company (the "MHC") from mutual to stock form (the Conversion). In connection with the Conversion the Company offered its common stock to the depositors and borrowers of the Association as of specified dates, to an employee stock ownership plan and to members of the general public. Upon consummation of the Conversion on July 17, 1998, the MHC merged into the Association, the Association then merged with an interim subsidiary of the Company (with the Association as the surviving entity), all of the Association's outstanding common stock (other than shares held by the MHC, which were cancelled) was exchanged for common stock of the Company, and the Company became the holding company for the Association and issued shares of common stock to the general public.

         The company filed a Form SB-2 with the Securities and Exchange Commission ("SEC") on April 2, 1998, which as amended was declared effective by the SEC on May 14, 1998. The Association filed a Form AC with the Office of Thrift Supervision ("OTS") on April 2, 1998. The Form AC and related offering and proxy materials, as amended, were conditionally approved by the OTS by letters dated May 14, 1998. The Company also filed an Application H-(e) 1-S with the OTS on April 17, 1998, which was conditionally approved by the OTS letter dated May 26, 1998. The members of the MHC and the stockholders of the Association approved the Plan at special meetings held on July 1, 1998, and the subscription and community offerings closed on June 23, 1998.

         In connection with the incorporation of the Company, the Company issued 100 shares of common stock to the Association. The shares were cancelled upon consummation of the Conversion, and the Conversion was accounted for under the pooling of interests method of accounting.

         The company sold 1,119,543 shares of common stock in the subscription offering at a price of $10.00 per share, for aggregate gross proceeds of $11,195,430. In addition, a totals of 358,402 shares of common stock were issued by the Company in exchange for all of the 152,635 shares of common stock of the Association outstanding prior to consummation of the Conversion (excluding the 456,240 shares held by the MHC, which were cancelled), based upon an exchange ratio of 2.34810 shares of Company common stock for each share of Association common stock.

     The accompanying unaudited financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. However, all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the financial statements have been included.

Note 2 - Earnings Per Share -

         Earnings per share is not considered meaningful as the Conversion was not completed until July 17, 1998, the Company did not engage in operations prior to July 17, 1998, and the 100 shares held by the Association at June 30, 1998 were cancelled upon consummation of the Conversion.

Item 2 - Management Discussion and Analysis of Financial Condition and Results of Operations

Homestead Bancorp, Inc. is a Louisiana corporation organized in February 1998 by the Association for the purpose of becoming a unitary holding company of the Association. The Company acquired all of the capital stock of the Association in exchange for common stock of the Company and issued additional shares to persons with subscription rights. Immediately following the Conversion, the only significant assets of the Company are the capital stock of the Association, the Company's loan to the ESOP, and the remainder of the net Conversion proceeds retained by the Company. Initially, the business and management of the Company will primarily consist of the business and management of the Association. Initially, the Company will neither own nor lease any property, but will instead use the premises, equipment and furniture of the Association. At the present time, the Company does not intend to employ any persons other than officers of the Association, and the Company will utilize the support staff of the Association from time to time. Additional employees will be hired as appropriate to the extent the Company expands or changes its business future.

Management believes that the holding company structure will provide the Company with additional flexibility to diversify, should it decide to do so, its business activities through existing or newly formed subsidiaries, or through acquisitions of or mergers with other financial institutions and financial services related companies. Although there are no current arrangements, understandings or agreements, written or oral, regarding any such opportunities or transactions, the Company is now in a position, subject to regulatory limitations and the Company's financial position, to take advantage of any such acquisition and expansion opportunities that may arise. The initial activities of the Company are anticipated to be funded by proceeds retained by the Company and earnings thereon or, alternatively, through dividends from the Association.

To date, the Company has not engaged in any business activities other than those related to the Conversion.

                       Ponchatoula Homestead Savings, F.A.
                                   FORM 10-QSB

                         Six Months Ended June 30, 1998


                           PART II - OTHER INFORMATION


Item 1 - Legal Proceedings:

         There are no matters required to be reported under this item.


Item 2 - Changes in Securities:

         There are no matters required to be reported under this item.


Item 3 - Defaults Upon Senior Securities:

         There are no matters required to be reported under this item.


Item 4 - Submission of Matters to a Vote of Security Holders.

         On March 25, 1998, the Association executed a consent of sole stockholder pursuant to which it approved the division of the directors of the Company into three classes, as follows: the first class, consisting of John C. Bohning and Milton J. Schanzbach, for a term of office expiring in 1998; the second class consisting of Robert H. Gabriel and Barbara B. Theriot, for a term of office expiring in 1999; and the third class, consisting of Lawrence C. Caldwell, Jr., Dennis E. James and Allen B. Pierson, Jr., for a term of office expiring in 2000, or until their successors are elected and appointed.

Item 5 - Other Information:

         There are no matters required to be reported under this item.


Item 6 - Exhibits and Reports on Form 8-K:

         a.) Exhibits:

             Exhibit No                  Description
             ----------                  -----------

                27.1             Financial Data Schedule

                99.1 Information for the Association in the format of a Form 10-QSB for the quarter ended June 30, 1998.
         b.) Reports:
             No reports on Form 8-K were filed by the Registrant during the quarter ended March 31, 1998.

                                   SIGNATURES



    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                        HOMESTEAD MUTUAL HOLDING COMPANY



Date: August 14, 1998                   BY /s/Lawrence C. Caldwell, Jr.
      ---------------                      -------------------------------------
                                           Lawrence C. Caldwell, Jr.
                                           President and Chief Executive Officer



Date: August 14, 1998                   BY /s/Kelly Morse
      ---------------                      -------------------------------------
                                           Kelly Morse
                                           Comptroller