Form 10QSB
period 1998-09-30
HOMESTEAD BANCORP INC
filed 1998-11-16
CIK 1059078

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549



                                   FORM 10-QSB


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934



                              HOMESTEAD BANCORP, INC.
              ------------------------------------------------------
              (Exact Name of Registrant as specified in its charter)
                                 (504) 386-3379

            Louisiana                                    72-1416514
----------------------------------------     --------------------------------
(State of incorporation or organization)     (IRS Employer Identification No.)


195 North Sixth Street
Ponchatoula, Louisiana                                  70454
---------------------------------------        -------------------
(Address of principal executive office)        (including zip code)


         Securities to be registered pursuant to Section 12(b) of the Act:

                                       NONE

         Securities to be registered pursuant to Section 12(g) of the Act:

                      Common Stock, par value $.01 per share
                      ---------------------------------------
                                  (Title of Class)

                                INDEX

PART I - FINANCIAL INFORMATION

Consolidated Financial Statements:
                                                                Page
  Consolidated Statements of Financial Condition -
    September 30, 1998 and December 31, 1997                   1 -  2

  Consolidated Statements of Income -
    for the three and nine months ended
    September 30, 1998 and 1997                                   3

  Consolidated Statements of Stockholders' Equity
    for the nine months ended September 30, 1998
    and 1997                                                      4

  Consolidated Statements of Cash Flows -
    for the nine months ended September 30, 1998
    and 1997                                                    5 - 6

  Notes to Consolidated Financial Statements                    7 - 10

  Management's Discussion and Analysis of Financial
    Condition and Results of Operations                        11 - 16

Part II - OTHER INFORMATION

  Legal Proceedings                                              17

  Changes in Securities                                          17

  Defaults Upon Senior Securities                                17

  Submission of Matters to a Vote of Security
    Holders                                                      17

  Other Information                                              17

  Exhibits and Reports on Form 8-K                               17

  Signatures                                                     18

           Homestead Bancorp, Inc. and Subsidiary
       CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
       As of September 30, 1998 and December 31, 1997

                           ASSETS

                                                           (UNAUDITED)         (AUDITED)
                                                           September 30,      December 31,
                                                              1998              1997
                                                           --------------   ---------------
                                                                   (In Thousands)

Cash and Cash Equivalents                                  $    4,946       $     609

Interest-bearing Deposits in Other Institutions                10,176             645

Securities:

  Investment Securities Available
     for Sale (Amortized Cost of
     $2.6 million and $2.6 million)                             2,622           2,605

  Mortgage-Backed Securities
     Available for Sale (Amortized
     Cost of $12.6 million and $14.3 million)                  12,632          14,261

  Mortgage-Backed Securities
     Held to Maturity (Fair Value of
     $9.5 million and $10.4 million)                            9,584          10,301

  Federal Home Loan Bank Stock, at Cost                         1,397             584
                                                           -----------      ----------
     Total Securities                                          26,235          27,751

Loans Held for Sale                                               580           1,414

Loans Receivable                                               44,504          28,033
Leases Receivable                                                 279             301
                                                           -----------      ----------
     Total Loans and Leases Receivable                         44,783          28,334

  Less:  Allowance for Loan and Lease Losses                     (278)           (265)
                                                           -----------      ----------
     Net Loans and Leases Receivable                           44,505          28,069

Premises and Equipment, Net                                       562             545
Accrued Interest Receivable                                       481             420
Other Assets                                                       64             127
                                                           -----------      ----------
     Total Assets                                          $   87,549       $  59,580
                                                           ===========      ==========

            LIABILITIES AND STOCKHOLDERS' EQUITY

                                                           (UNAUDITED)       (AUDITED)
                                                          September 30,     December 31,
                                                               1998             1997
                                                          --------------    -------------
                                                                  (In Thousands)

Deposits                                                   $   44,024       $  42,111

Advances from Borrowers for Taxes and
  Insurance                                                        51              32

Advances from Federal Home Loan Bank                           27,233          11,500

Income Taxes Payable                                              109             162

Other Liabilities                                                 186              40
                                                           -----------      ----------
     Total Liabilities                                         71,603          53,845


Stockholders' Equity as Restated:

  Common Stock - $.01 Par Value;
     10,000,000 Shares Authorized, 1,477,891
     Shares Issued and Outstanding in 1998
     1,423,758 in 1997                                             15              14

  Paid-in Capital in Excess of Par                             12,942           2,064

  Retained Earnings - Substantially Restricted                  3,846           3,734

  Unrealized Gain (Loss) on Securities
     Available for Sale, Net                                       49             (35)
                                                           -----------      ----------
                                                               16,852           5,777

  Unearned ESOP Shares                                           (873)

  Common Stock Acquired by Recognition Plans                      (33)            (42)
                                                           -----------      ----------
     Total Stockholders' Equity                                15,946           5,735
                                                           -----------      ----------
     Total Liabilities and Stockholders' Equity            $   87,549       $  59,580
                                                           ===========      ==========

                          Homestead Bancorp, Inc. and Subsidiary
                           CONSOLIDATED STATEMENTS OF INCOME

             for the three and nine months ended September  30, 1998 and 1997

                                                (UNAUDITED)               (UNAUDITED)
                                             THREE MONTHS ENDED         NINE MONTHS ENDED
                                                September 30,             September 30,
                                               1998      1997           1998         1997
                                             -------------------       ---------------------
                                                (In Thousands)            (In Thousands)

Interest Income:
  Loans and Leases                           $   884    $   617         2,274    $   1,806
  Mortgage-Backed Securities                     336        392         1,074        1,185
  Investment Securities                           33         44           103          134
  Other                                          185         12           249           54
                                             -------    -------        -------    --------
    Total Interest Income                      1,438      1,065         3,700        3,179

Interest Expense:
  Deposits                                       466        487         1,396        1,488
  Borrowings                                     372        140           786          405
                                             -------    -------        -------    --------
    Total Interest Expense                       838        627         2,182        1,893
                                             -------    -------        -------    --------
    Net Interest Income                          600        438         1,518        1,286

Provision for (Recovery of) Loan
 and Lease Losses                                  9          1            25          (15)
                                             -------    -------        -------    ---------
    Net Interest Income After Provision for
        (Recovery of) Loan and Lease Losses      591        437         1,493        1,301
                                             -------    -------        -------    --------

Noninterest Income:
  Gain on Sale of Loans                           22         48           104          128
  Loan Fees and Service Charges                   77         52           235          146
  Other Income                                     4          1            30           13
                                             -------    -------        -------    --------
    Total Noninterest Income                     103        101           369          287

Noninterest Expense:
  Compensation and Benefits                      256        211           709          655
  Occupancy and Equipment Expense                 41         34           118          105
  Federal Insurance Premium                        8          7            19            8
  Net Real Estate Owned Expense                    0         13             0           14
  Other                                          217        145           529          385
                                             -------    -------        -------    --------
    Total Noninterest Expense                    522        410         1,375        1,167
                                             -------    -------        -------    --------
    Income Before Provision for Income
        Taxes                                    172        128           487          421

Income Taxes                                      59         44           166          143
                                             -------    -------        -------    --------
    Net Income                               $   113    $    84           321    $     278
                                             =======    =======        =======    ========
Per Share:
  Earnings Per Common Share                     0.08       0.06          0.22         0.20
                                             =======    =======        =======    ========
  Earnings Per Common Share -
    Assuming Dilution                           0.08       0.06          0.21         0.19
                                             =======    =======        =======    ========
  Cash Dividends Declared                       0.05       0.08          0.21         0.22
                                             =======    =======        =======    ========

                                        3


                      Homestead Bancorp, Inc. and Subsidiary
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                 for the nine months ended September 30, 1998 and 1997

                                                 (UNAUDITED)          (UNAUDITED)
                                                September 30,        September 30,
                                                     1998                1997
                                                --------------       --------------
                                                         (In Thousands)
Common Stock:
  Balance - Beginning of Period                  $     14             $     61
    Restatement due to Conversion                      --                  (47)
                                                 ----------           ----------
  Balance - Beginning of Period as Restated            14                   14
    Cancellation of Mutual Stock                      (10)                  --
    Issuance of Stock                                  11                   --
                                                 ----------           ----------
  Balance - End of Period                        $     15             $     14
                                                 ==========           ==========
Paid-in Capital in Excess of Par:
  Balance - Beginning of Period                  $  2,064             $  1,698
    Restatement due to Conversion                      --                   47
                                                 ----------           ----------
  Balance - Beginning of Period as Restated         2,064                1,745
    Exercise of Stock Options                          26                   --
    Dividends Declared and Waived
        by Holding Company                            182                  233
    Management Recognition Plans
      Distribution                                     12                   --
    Cancellation of Mutual Stock                       10                   --
    Issuance of Stock (Net of Conversion
      Costs)                                       10,652                   --
    Allocation of ESOP Shares                          (4)                  --
                                                 ----------           ----------
  Balance - End of Period                        $ 12,942             $  1,978
                                                 ==========           ==========
Retained Earnings:
  Balance - Beginning of Period                  $  3,734             $  3,844
    Net Income                                        321                  278
    Cash Dividends Declared and Paid                 (135)                 (77)
    Dividends Declared and Waived
        by Holding Company                           (182)                (233)
    Transfer Retained Earnings of
      Mutual Holding Company                          100                   --
    ESOP Shares Released for Allocation                 4                   --
    Dividends on ESOP Shares                            4
                                                 ----------           ----------
  Balance - End of Period                        $  3,846             $  3,812
                                                 ==========           ==========
Unrealized Gain (Loss) on Securities
  Available for Sale, Net:
  Balance - Beginning of Period                  $    (35)            $   (101)
    Net Change in Unrealized Gain (Loss)               84                   42
                                                 ----------           ----------
  Balance - End of Period                        $     49             $    (59)
                                                 ==========           ==========
Director & Management Recognition Plans:
  Balance - Beginning of Period                  $    (42)                 (57)
    Shares of Common Stock Earned                       9                   15
                                                 ----------           ----------
  Balance - End of Period                        $    (33)            $    (42)
                                                 ==========           ==========
Unearned Employee Stock Ownership
  Plan Shares:
  Balance - Beginning of Period                  $     --             $     --
    Establishment of ESOP                            (895)                  --
    Shares Released for Allocation                     22                   --
                                                 ----------           ----------
  Balance - End of Period                        $   (873)            $     --
                                                 ==========           ==========



                               Homestead Bancorp, Inc. and Subsidiary
                                CONSOLIDATED STATEMENTS OF CASH FLOWS

                      for the nine months ended September 30, 1998 and 1997
                                                                                  (UNAUDITED)
                                                                                 September 30
                                                                     ---------------------------------
                                                                           1998               1997
                                                                     ---------------------------------
Cash Flows From Operating Activities:
  Net Income                                                         $        321         $       278
  Adjustments to Reconcile Net Income
    to Net Cash Provided by (Used in) Operating
    Activities:
      Depreciation                                                             26                  20
      Provision for (Recovery of)
        for Loan and Lease Losses                                              25                 (15)
      Loss on Sale of Real Estate Owned                                        --                  12
      Net Amortization of Premiums on Securities                               72                  49
      Stock Dividends on Federal Home
        Loan Bank Stock                                                       (41)                (24)
      Net (Increase) Decrease in Loans
        Held for Sale                                                         834               1,114

      Change in Assets and Liabilities
        (Increase) Decrease in Accrued
          Interest Receivable                                                 (61)                 46
        (Increase) Decrease in Other
          Assets                                                               62                 (10)
        Increase (Decrease) in Income
          Taxes Payable                                                       (53)                  0
        Increase (Decrease) in Other
          Liabilities                                                         117                 145
                                                                     -------------        -------------
            Net Cash Provided by (Used in) Operating Activities             1,302               1,615

Cash Flows From Investing Activities:
  Purchases of Property and Equipment                                         (43)                (31)
  Maturities of Investment Securities                                         900                 900
  Purchases of Investment Securities                                         (900)             (1,000)
  Maturities of Mortgage-Backed Securities                                  4,172               3,121
  Proceeds from Call of Maturites of
    Mortgage-Backed Securities                                                 --                 349
  Purchases of Mortgage-Backed
    Securities                                                             (1,831)             (1,199)
  Proceeds from Sale of Real Estate Owned                                      --                  22
  Purchase of Real Estate Owned                                                --                  (1)
  Net (Increase) Decrease in Loans and Leases
    Receivable                                                            (16,411)             (1,491)
                                                                     -------------        -------------
            Net Cash Provided by (Used in) Investing Activities           (14,113)                670



                                                                                  (UNAUDITED)
                                                                                  September 30,
                                                                     ----------------------------------
                                                                             1998              1997
                                                                     ----------------------------------
Cash Flows From Financing Activities:
  Net Proceeds from Issuance of Common Stock                                9,912                  --
  Net Increase (Decrease) in Money Market Accounts,
    NOW Accounts and Savings Accounts                                       3,390                (855)
  Net Increase (Decrease) in Certificates
    of Deposit                                                             (1,477)               (462)
  Proceeds from (Repayment of) Federal Home
    Loan Bank Advances                                                     15,733              (1,200)
  Increase (Decrease) in Advances from
    Borrowers for Taxes and Insurance                                          19                 (12)
  Dividends Paid on Common Stock                                             (135)                (76)
  Purchase of Federal Home Loan Bank Stock                                   (772)                 --
  MRP Shares Issued                                                             9                  15
                                                                     -------------        -------------
            Net Cash Provided by (Used In)
                 Financing Activities                                      26,679              (2,590)
                                                                     -------------        -------------
Net Increase (Decrease) in Cash and
  Cash Equivalents                                                         13,868                (305)

Cash and Cash Equivalents -
  Beginning of Period                                                       1,254               1,298
                                                                     -------------        -------------
Cash and Cash Equivalents -
  End of Period                                                      $     15,122         $       993
                                                                     =============        =============


Supplemental Disclosures of Cash flow
  Information:
    Cash Payments for:
      Interest Paid to Depositors                                    $      1,396         $     1,489
                                                                     =============        =============
      Interest Paid on Borrowings                                    $        786         $       405
                                                                     =============        =============
      Income Taxes                                                   $        166         $       143
                                                                     =============        =============
Supplemental Schedules of Noncash
  Investing and Financing Activities:
    Real Estate Acquired in Settlement
    of Loans and Leases                                              $         --         $        88
                                                                     =============        =============
    Increase (Decrease) in Unrealized Gain (Loss)
      on Securities Available for Sale                               $         84         $        64
                                                                     =============        =============
    (Increase) Decrease in Deferred Tax
      Effect on Unrealized Gain (Loss) on Securities
      Available for Sale                                             $        (29)        $        22
                                                                     =============        =============

               Homestead Bancorp, Inc. and Subsidiary

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Unaudited)
                         September 30, 1998

Note 1 - Basis of Presentation -

     The accompanying consolidated financial statements for the period ended September 30, 1998 include the accounts of Homestead Bancorp, Inc. (the "Company") and its wholly owned subsidiary, Ponchatoula Homestead Savings, F.A. (the "Association"). Currently, the business and management of Homestead Bancorp, Inc. is primarily the business and management of the Association. All significant intercompany transactions and balances have been eliminated in the consolidation.

     On February 5, 1998, Ponchatoula Homestead Savings, F. A. (The Association) incorporated Homestead Bancorp, Inc. (The "Company") to facilitate the conversion of Homestead Mutual Holding Company (the "MHC") from mutual to stock form (the Conversion). In connection with the Conversion, the Company offered its common stock to the depositors and borrowers of the Association as of specified dates, to an employee stock ownership plan and to members of the general public. Upon consummation of the Conversion on July 17, 1998, the MHC merged into the Association, the Association then merged with an interim subsidiary of the Company (with the Association as the surviving entity), all of the Association's outstanding common stock (other than shares held by the MHC, which were cancelled) was exchanged for common stock of the Company, and the Company became the holding company for the Association and issued shares of common stock to the general public.

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

     The Company sold 1,119,543 shares of common stock in the subscription offering at a price of $10.00 per share, for aggregate gross proceeds of $11,195,430. In addition, a total of 358,402 shares of common stock were issued by the Company in exchange for all of the 152,635 shares of common stock of the Association outstanding prior to consummation of the Conversion (excluding the 453,710 shares held by the MHC, which were cancelled), based upon an exchange ratio of
2.34810 shares of Company common stock for each share of Association common stock.

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

     Comprehensive Income

     The Financial Accounting Standards Board issued Statement No. 130 "Reporting Comprehensive Income", which becomes effective for fiscal years beginning after December 15, 1997. This statement establishes standards for reporting and display of comprehensive income and its components which are revenues, expenses, gains, and losses that under GAAP are included in comprehensive income but excluded from net income. The Company adopted this statement in 1998. The only component of comprehensive income included in the financial statements was an unrealized gain (loss) on securities available for sale, which was immaterial for all periods presented.

Note 2 - Employee Stock Ownership Plan -

     The Company sponsors a leveraged employee stock ownership plan
(ESOP) that covers all employees who have at least six months of service with the Company, and obtained age 20. The ESOP shares initially were pledged as collateral for its debt. The debt is being repaid based on a ten-year amortization and the shares are being released for allocation to active employees annually over the ten-year period. The shares pledged as collateral are deducted from stockholder's equity as unearned ESOP shares in the accompanying balance sheets. ESOP compensation expense was $18,000 for the three months ended September 30, 1998 based on the annual release of shares.


Note 3 - Dividends and Earnings Per Share -

     Ponchatoula declared quarterly dividends of $.20 for the first and second quarters of 1998, prior to conversion. The Mutual Holding Company ( prior to conversion) waived receipt of dividends declared on all shares owned; the amounts waived were recorded by Ponchatoula as additional paid-in capital. The Company declared a quarterly dividend of $.05 for the third quarter of 1998 (post conversion).Total dividends paid to stockholders in the first nine months of 1998 was $135,000 or $.22 per share after restatement of shares outstanding due to conversion.

     Earnings per common share are computed by dividing net income by the number of shares of common stock outstanding, which is 1,477,945 for the nine month period ended September 30, 1998. Earnings per common share - assuming dilution, are computed by dividing net income by the number of shares of common stock outstanding plus the effect of diluted securities, which was 1,499,022 for the nine month period ended September 30, 1998.

Note 4 - Stock Option and Management Recognition Plans -

     1996 Stock Incentive Plan

     This program was designed to attract and retain qualified personnel in key positions, provide key employees with a proprietary interest in the Company as an incentive to contribute to the success of the Company and reward key employees for outstanding performance. An aggregate of 10,782 shares of authorized but unissued Common Stock of the Company was reserved for issuance under the Plan, which is equal to 7.5% of Common Stock issued to the public in connection with the formation of the mutual holding company ("the offering"). The exercise price of each option equals the market price of the Company's stock on the date of grant and an option's maximum term is 10 years. Options are granted and vested at the discretion of the Compensation Committee. Ninety percent of the options were granted on July 10,
1996.   At  December 31, 1997, shares available for grant under this plan amounted to 1,449 shares. There were 134 options exercised during the first nine months of 1998. Granted but unexercised shares, which amounted to 8,976 shares were increased by the exchange ratio of
2.3481 applicable to the second step conversion which closed on July 19, 1998. These shares now total 21,077 of which 8,209 are vested and 12,868 are unvested. After applying the exchange ratio, the exercise price is $4.26 per share.

     1996 Directors' Stock Option Plan

     In order to attract and retain qualified directors for the Company, the Board of Directors and stockholders of the Company have adopted the 1996 Directors' Stock Option Plan. An aggregate of 3,594 shares of authorized but unissued Common Stock of the Company was reserved for issuance under the Directors' Stock Option Plan, which is equal to 2.5% of the Common Stock of the Company issued in the offering. The exercise price of each option equals the market price of the Company's stock on the date of grant and an option's maximum term is 10 years. Ninety percent of the options were granted on the date the Plan was approved by the stockholders of the Company, which was April 10, 1996. The remaining 10% were granted one year after approval by stockholders, which was April 10, 1997. The options become exercisable after six months from the grant date. All options were exercised prior to June 30, 1998.

     1996 Management Recognition Plan for Officers

     The objective of this plan is to enable the Company to provide officers and key employees with a proprietary interest in the Company as compensation for their contributions to the Association and as an incentive to contribute to the Company's future success. An aggregate of 4,312 shares of authorized Common Stock of the Company was issued to the Management Recognition Plan for Officers, which is equal to 3.0% of the Common Stock of the Company issued in the offering. The awards are allocated at the discretion of the Committee. Shares vest at the rate of 20% on each annual anniversary date. Granted but unvested shares, which amounted to 2,393 shares, were increased by the exchange ratio of 2.3481 applicable to the second step conversion which closed on July 19, 1998. These shares now total 5,619 shares.

     1996 Management Recognition Plan for Directors

     The objective of this plan is to enable the Company to provide non-employee directors with a proprietary interest in the Company as compensation for their contributions to the Company and as an incentive to contribute to the Company's future success. An aggregate of 1,434 shares of authorized Common Stock of the Company was issued to the Management Recognition Plan for Directors, which is equal to 1.0% of the Common Stock of the Company issued in the offering.
Ninety percent of the awards were granted on the date the Plan was approved by the stockholders of the Company, which was April 10, 1996.
The remaining 144 shares were granted April 10, 1997.   Shares vest at
the rate of 20% on each annual anniversary date. Granted but unvested shares, which amounted to 635 shares, were increased by the exchange ratio or 2.3481 applicable to the second step conversion which closed on July 19, 1998. These shares now total 1,491.

Note 5 - The Conversion  -

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

               Homestead Bancorp, Inc. and Subsidiary

                 Managements Discussion and Analysis
          Of Financial Condition and Results of Operations

                         September 30, 1998

                               General

     The following discussion compares the consolidated financial condition of Homestead Bancorp, Inc. (the "Company") and Subsidiary, Ponchatoula Homestead Savings, F.A. (the "Association") at September 30, 1998 to December 31, 1997 and the results of operations for the three and nine months ended September 30, 1998 with the same periods in 1997. Currently, the business and management of Homestead Bancorp, Inc. is primarily the business and management of the Association.
This discussion should be read in conjunction with the interim consolidated financial statements and footnotes included herein.

     The Company's results of operations depends primarily on its net interest income, which is the difference between interest income on interest-earning assets and interest expense on interest bearing liabilities. The Company's principle interest-earning assets are loans and leases, mortgage-backed securities and investment securities. The Company's results of operations also are affected by the provision for losses on loans and leases; the level of its other income, including loan fees and service charges, federal insurance premiums, net real estate owned expense and miscellaneous other expenses; as well as its income tax expense.

                   Changes in Financial Condition

     At September 30, 1998, the Company's total assets, deposits and equity amounted to $87.5 million, $44 million, and $15.9 million respectively compared to $59.6 million, $42.1 million, and $5.7 million respectively at December 31, 1997. The increase in total assets of $27.9 million or 46.9% was due primarily to an increase of $16.4 million in the net loan and lease portfolio. The increase of 58.4% in net loan and lease portfolio was due to new loan originations exceeding new loan sales and repayment, combined with the Company retaining a greater number of fixed rate loans in its loan portfolio. Interest-bearing deposits in other institutions increased $9.5 million during the first nine months to $10.2 million. The increase in interest-bearing deposits in other institutions, was due primarily to the issuance of common stock in the Company. Investments in Mortgage-Backed securities decreased in the first nine months of 1998 by $2.3 million or 9.5%, due to repayment of Mortgage-Backed securities exceeding new purchases. Investment in Federal Home Loan Bank stock increased in the first nine months of 1998 by $813,000 or 139%, due to the purchase of additional Federal Home Loan Bank stock to facilitate the long term borrowing from Federal Home Loan Bank.

     The Company's short term borrowing from the Federal Home Loan Bank decreased during the first nine months of 1998 by $2 million or 17.3%. Homestead uses the proceeds from short term borrowing to finance the purchase of mortgage-backed securities. The Company's long term borrowing from the Federal Home Loan Bank increased during the first nine months of 1998 by $17.7 million. Homestead uses the proceeds from long term borrowing to fund long term fixed rate mortgages. Deposits with the Company have increased $1.9 million or 4.5% in the first nine months of 1998, due to the stability and securities of the deposit as an investment, compared to other investment opportunities. The equity of the Company increased $10.2 million or 178.9% in the first nine months of 1998, due to the sale of new shares of common stock in the conversion. Other factors which contributed to the increase in equity were net income of $321,000 combined with a increase in unrealized gain on available for sale securities of $84,000 offset by dividends paid out of $135,000.

                               Capital

     As of September 30, 1998, the Association's unaudited regulatory capital exceeded all minimum capital requirements as indicated in the following table:
                                  Unaudited Regulatory Capital
                               ---------------------------------------
                                Tier 1
                                 Core              Risk-Based
                                Capital     %       Capital      %
                                --------  -----    ----------  -----
GAAP Capital                    $10,676             $10,676

Adjustments:
    Unrealized Gain on
    Securities Available
    for Sale                        (49)                (49)
    General Valuation
     Reserves                         -                 250
                                --------            --------
Regulatory Capital               10,627   12.78%     10,877    32.85%

Minimum Capital Requirements      3,323    4.0        2,649     8.0
                                --------  ------    --------   ------
Excess Regulatory Capital       $ 7,304    8.78%    $ 8,228    24.85%



                              Liquidity

     The Association is required under applicable federal regulations to maintain specific levels of "liquid" investments in qualifying types of United States Government, federal agency and other investments having maturities of five years or less. Current regulations require that a Savings institution maintain liquid assets of not less than 5% of its average daily balance of net withdrawable shares.

                        Results of Operations

     Net income for the first nine months of 1998 was $321,000 compared to $278,000 for the same period of 1997. The increase in net income of $43,000 or 15.4%, was primarily due to an increase in net interest income after provision for recovery of loan and lease losses of $192,000 or 14.7%, combined with an increase in non-interest income of $82,000 or 28.5%, offset by an increase in non-interest expense of $208,000 or 17.8%, and an increase of $23,000 or 16.1% in income tax expense. The increase in non-interest income is due to an increase in loan fees of $89,000 or 60.9%, due to an increase in the volume of loans closed. The increase in total non-interest expense was attributable to an increase of $54,000 in compensation expense combined with an increase of $144,000 in other non-interest expense. The increase in other non-interest expense is attributable to the increase of professional fees and services, in connection with the increased loan volume. Net income for the three months ended September 30, 1998 was $113,000 compared to $84,000 for the same period of 1997. The increase in net income of $29,000 or 34.5%, was primarily due to an increase in net interest income after provision for recovery of loan and lease losses of $154,000 or 35.2%, offset by an increase in non-interest expense of $112,000 or 27.3%. The increase in total non-interest expense was attributable to an increase of $72,000 in other non-interest expense, combined with an increase of $45,000 in compensation expense. The increase in other non-interest expense is attributable to the increased loan volume. The increase in compensation expense of $45,000 is due to an increase of $18,000 in ESOP compensation expense combined with an increase in employee compensation cause by bonuses paid in the third quarter of 1998.

                         Net Interest Income

     The primary source of earnings for the Company is net interest income; the difference between income generated from interest-earning assets less interest expense on interest-bearing liabilities. The primary factors that affect interest income are changes in the volume and type of interest-earning assets and interest-bearing liabilities, along with changes in market rates. Net interest income for the first nine months of 1998 was $1.5 million, an increase of $232,000 or 18% over the same period of 1997. This increase in net interest income was primarily attributable to an increase in interest income of $521,000 or 16.3%, offset by an increase in interest expense of $289,000 or 15.3% over the same period of 1997. The increase in interest income was due to an increase in interest received from the Company's loan and lease portfolio, offset by a decrease in interest earned on mortgage-backed securities. The increase in interest expense was due to an increase in interest paid on Federal Home Loan Bank Advances, offset by an decrease in interest paid on deposit accounts, due to a reduction in market rates paid on deposits. Net interest income for the three months ended September 30, 1998 was $600,000, an increase of $162,000 or 36.9% over the same period of 1997. This increase in net interest income was primarily attributable to an increase in interest income of $373,000 or 35%, offset by an increase in interest expense of $211,000 or 33.6% over the same period of 1997. The increase in interest income was due to an increase in interest received from the Company's loan and lease portfolio, offset by a decrease in interest earned on mortgage-backed securities. The increase in interest expense was due to an increase in interest paid on Federal Home Loan Bank Advances, offset by an decrease in interest paid on deposit accounts, due to a reduction in market rates paid on deposits. Interest rate spread is the yield of interest-earning assets minus the costs of interest-bearing liabilities. The interest rate spread for the nine months ended September 30. 1998 was 2.65% as compared to 2.61% for the same period in 1997.

     The table of Consolidated Average Balance Sheets and Interest Rate Analysis for the nine months ended September 30, 1998 and 1997 on page 15, and the corresponding table of Interest Differentials on page 16, detail the effect of a change in average balances and the change in interest yield and interest cost have on net interest income for the respective periods.

                        Nonperforming Assets

     Nonperforming assets include non-accrual loans and leases and real estate owned. Loans are considered non-accrual when the principal or interest becomes 90 days past due or when there is uncertainty about the repayment of the principal and interest in accordance with the terms of the loans. Non-accrual loans at September 30, 1998 were $226,000 compared to $222,000 at September 30, 1997. The percentage of non-accrual loans and leases to total loan and leases at September 30, 1998 is .51% down from .79% at September 30, 1997.


     Real estate owned is properties held for sale acquired through foreclosure or negotiated settlements of debt. At September 30, 1998 the Association had no real estate owned, compared to $45,000 at September 30, 1997. Nonperforming assets at September 30, 1998 were
 .26% of total assets compared to .46% at September 30, 1997.


                               Homestead Bancorp, Inc. and Subsidiary
                CONSOLIDATED AVERAGE BALANCE SHEETS AND INTEREST RATE ANALYSIS
                        for the nine months ended September 30, 1998 and 1997

                                                             nine months Ended                         nine months Ended
                                                             September 30, 1998                        September 30, 1997
                                                ---------------------------------------    ---------------------------------------
                                                   AVERAGE                      YIELD/         AVERAGE                      YIELD/
                                                   BALANCE         INTEREST      RATE          BALANCE        INTEREST      RATE
                                                ---------------------------------------    ---------------------------------------
                                                (In Thousands)  (In Thousands)             (In Thousands)  (In Thousands)

Interest - Earning Assets:

    Loans and Leases Receivable                   $  34,800           2,274      8.71%        $  28,189        1,806        8.54%
    Mortgage - Backed Securities                     23,531           1,074      6.09%           25,574        1,185        6.18%
    Investment Securities                             2,561             103      5.36%            3,000          134        5.95%
    Other Interest - Earning Assets                   5,429             249      6.12%            1,201           54        5.99%
                                                  -------------------------------------       ------------------------------------
    Total Interest - Earning Assets               $  66,321           3,700      7.44%        $  57,964        3,179        7.31%

Noninterest - Earning Assets                          5,403                                       1,620
                                                  ----------                                  ----------
    Total Assets                                  $  71,724                                   $  59,584
                                                  ==========                                  ==========

Interest - Bearing Liabilities:

    Deposits                                      $  42,502           1,396      4.38%        $  43,910        1,488        4.52%
    Federal Home Loan Bank Advances                  18,243             786      5.74%            9,782          405        5.52%
                                                  -------------------------------------       ------------------------------------
    Total Interest-bearing Liabilities            $  60,745           2,182      4.79%        $  53,692        1,893        4.70%

Noninterest - Bearing Liabilities                       456                                         386
                                                  ---------                                   ---------
    Total Liabilities                             $  61,201                                   $  54,078
                                                  =========                                   =========

Stockholders' Equity                              $  10,523                                   $   5,506
                                                  ---------                                   ---------
    Total Liabilities and Stockholders' Equity    $  71,724                                   $  59,584
                                                  =========                                   =========

Net Interest Income; Interest Rate Spread                          $  1,518      2.65%                       $ 1,286        2.61%
                                                                   ===================                       =====================

Net Interest Margin as a % of Total Earning Assets                               3.05%                                      2.96%
                                                                                 =====                                      ======






                          Homestead Bancorp, Inc. and Subsidiary
                                 INTEREST DIFFERENTIALS

                  for the nine months ended September 30, 1998 and 1997

                                                   September 30, 1998 VS September 30, 1997

                                                        CHANGE DUE TO
                                                   ----------------------            TOTAL
                                                     VOLUME         RATE            CHANGE
                                                   ------------------------------------------
                                                                  (In Thousands)
Interest - Earning Assets:

    Loans and Lease Receivable                     $   433        $    35          $   468
    Mortgage-Backed Securities                         (93)           (18)            (111)
    Investment Securities                              (18)           (13)             (31)
    Other Interest-Earning assets                      194              1              195

      Total Interest Income                        $   516        $     5          $   521


Interest - Bearing Liabilities:

    Deposits                                       $   (55)       $   (37)         $   (92)
    Federal Home Loan Bank Advances                    363             18              381
                                                   ---------      ---------        ---------
      Total Interest Expense                       $   308        $   (19)         $   289


Increase (Decrease) in Interest Differential       $   208        $    24          $   232
                                                                                   =========

                      Homestead Bancorp, Inc. and Subsidiary
                                 FORM 10-QSB

                     Nine  Months Ended September 30, 1998


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

              There are no matters required to be reported under this item.

Item 5 - Other Information:

              There are no matters required to be reported under this item.


Item 6 - Exhibits and Reports on Form 8-K:

              a.)Exhibits:
                   No exhibits were filed on Form 8-K by the Registrant during the quarter ended September 30, 1998.

                   Exhibit 27 - Financial Data Schedule

              b.)Reports:
                   No reports on Form 8-K were filed by the Registrant during the quarter ended September 30, 1998.

                                     SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                Homestead Bancorp, Inc



Date: November 12, 1998              BY /s/Lawrence C. Caldwell, Jr.
                                        -------------------------------------
                                        Lawrence C. Caldwell, Jr.
                                        President and Chief Executive Officer






Date: November 12, 1998              BY /s/Kelly Morse
                                        -------------------------------------
                                        Kelly Morse
                                        Comptroller