Form 10QSB/A
period 1998-09-30
HOMESTEAD BANCORP INC
filed 1999-01-06
CIK 1059078

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


                             Year 2000

     The  Company  began the  process  of  preparing  its
computer systems  and  applications  for the  Year  2000 in  1997.
The  process involves   identifying  and  resolving  date  recognition
problems in computer systems and software, and to a lesser extent, other operating equipment, that could be caused by the date change from December 31, 1999 to January 1, 2000.

     The Company has completed its review of all business processes that could be affected by the Year 2000 issue. The review revealed that substantially all vendors which service the Company have provided regular updates as to their progress in becoming year 2000 compliant. The Company keeps track of the vendors' compliance efforts. It is expected that management will approve a $5,000 to $10,000 budget for future Year 2000 compliance. This amount is in addition to the $12,000 of past expenditures regarding the Company's Year 2000 compliance. Management feels that Year 2000 and related expenditures will not have a material impact on the financial well-being of the Company. The Company believes it is taking the appropriate steps to address all Year 2000 issues.


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