Form 10KSB40
period 1998-12-31
HOMESTEAD BANCORP INC
filed 1999-04-02
CIK 1059078

OFFICE OF THRIFT SUPERVISION
                        Washington, D.C. 20552

                              FORM 10-KSB

__X__     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                         EXCHANGE ACT OF 1934

              For the fiscal year ended December 31, 1998

                                  OR

_____  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                         EXCHANGE ACT OF 1934

     For the transition period from __________ to _______________

                         OTS Docket No.: 3606

                        Homestead Bancorp, Inc.
        (Exact name of registrant as specified in its charter)

                Louisiana                          72-1416514
       (State or other jurisdiction              (I.R.S. Employer
      of incorporation or organization)       Identification Number)

            195 North Sixth Street
             Ponchatoula, Louisiana                 70454
                   (Address)                    (Zip Code)

  Registrant's telephone number, including area code:  (504) 386-3379

      Securities registered pursuant to Section 12(b) of the Act:
                            Not Applicable

      Securities registered pursuant to Section 12(g) of the Act

                Common Stock (par value $.01 per share)
                            Title of Class

Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                 Yes __X__   No _____

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of
this Form 10-KSB or  any amendment to this Form 10-KSB.   __X__

Revenues for the year ended December 31, 1998:  $5.2 million.

As of March 29, 1999, the aggregate value of the 1,320,139 shares of Common Stock of the Registrant issued and outstanding on such date, which excludes 57,740 shares held by all directors and officers of the Registrant as a group was approximately $10,561,112. This figure is based on the last known sales price of $8.00 per share.

Number of shares of Common Stock outstanding as of March 29, 1999:
1,377,879.

                  DOCUMENTS INCORPORATED BY REFERENCE

    List hereunder the following document incorporated by reference and the Part of the Form 10-KSB into which the document is incorporated.

(1) Portions of the Annual Report to Stockholders for the year ended December 31, 1998 are incorporated into Part II, Items 5 through 8 and
Part III, Item 13 of this Form 10-KSB.

(2) Portions of the definitive proxy statement for the 1999 Annual Meeting of Stockholders are incorporated into Part III, Items 9 through 13 of this Form 10-KSB.

PART I

Item 1.  Business.


General


On February 5, 1998, Ponchatoula Homestead Savings, F.A. (the "Association") incorporated Homestead Bancorp, Inc. (the "Company") to facilitate the conversion of Homestead Mutual Holding Company (the "MHC") from mutual to stock form (the Conversion). In connection with the Conversion, the Company offered its common stock to the depositors and borrowers of the Association as of specified dates, to an employee stock ownership plan and to members of the general public. Upon consummation of the Conversion on July 17, 1998, the MHC merged into the Association, the Association then merged with an interim subsidiary of the Company (with the Association as the surviving
entity).   All of the Association's outstanding common stock (other
than shares held by the MHC, which were canceled) was exchanged for common stock of the Company, and the Company became the holding company for the Association and issued shares of common stock to the general public.

The Company filed a Form SB-2 with the Securities and Exchange Commission ("SEC") on April 2, 1998, which as amended was declared effective by the SEC on May 14, 1998. The Association filed a Form AC with the Office of Thrift Supervision ("OTS") on April 2, 1998. The Form AC and related offering and proxy materials, as amended, were conditionally approved by the OTS letter dated May 14, 1998. The Company also filed on Application H(e)1-S with the OTS on April 17, 1998, which was conditionally approved by the OTS letter dated May 26, 1998. The members of the MHC and the stockholders of the Association approved the Plan at special meetings held on July 1, 1998, and the subscription and community offerings closed on June 23, 1998.

In connection with the incorporation of the Company, the Company issued 100 shares of common stock to the Association. The shares were canceled upon consummation of the Conversion, and the Conversion was accounted for under the pooling of interests method of accounting.

The Company sold 1,119, 543 shares of common stock in the subscription offering at a price of $10.00 per share, for aggregate gross proceeds of $11,195,430. In addition, a total of 358,402 shares of common stock were issued by the Company in exchange for all of the 152,635 shares of common stock of the Association outstanding prior to consummation of the Conversion (excluding the 453,710 shares held by the MHC, which were canceled), based upon an exchange ratio of 2.34810 shares of Company common stock for each share of Association common stock.

The Company is a federally chartered savings association which conducts business through two full-service offices located in Ponchatoula and Amite, Louisiana. At December 31, 1998, the Company had $88.8 million of total assets, $72.9 million of total liabilities, including $39.8 million of deposits, and $15.9 million of stockholders' equity, including $3.9 million of retained earnings.

The Company is primarily engaged in attracting deposits from the general public through its offices and using such funds to originate loans secured by single-family residences located primarily in Tangipahoa, Livingston and St. Helena Parishes, Louisiana and to purchase mortgage-backed securities. The Company's single-family residential loans amounted to $40.7 million or 71.1% of the Company's total loan and lease portfolio (including loans held for sale) and 45.8% of total assets at December 31, 1998, and mortgage-backed securities amounted to $27.4 million or 30.9% of total assets at December 31, 1998. To a much lesser extent, the Company originates construction loans secured by single-family residential real estate, which amounted to $7.2 million or 12.8% of the total loan and lease portfolio (including loans held for sale) at December 31, 1998, as well as consumer loans, which amounted to $8.3 million or 14.7% of the total loan and lease portfolio (including loans held for sale) at such date. The Company also originates commercial real estate loans and land loans to a limited extent and invests in interest-bearing deposits in other financial institutions and U.S. Government and federal agency obligations.

The Company's leases are bond for deed contracts in which it retains title to the property until all payments are made on the contract, at which time it transfers the title to the lessee. Total leases amounted to $274,000 at December 31, 1998, and no new leases have been originated since 1995.

The Company is subject to extensive regulation, supervision and examination by the Office of Thrift Supervision ("OTS"), its primary federal regulator, and by the Federal Deposit Insurance Corporation ("FDIC"), which insures its deposits up to applicable limits. Such regulation and supervision establishes a comprehensive framework of activities in which an association may engage and is intended primarily for the protection of depositors and the Savings Association Insurance Fund ("SAIF") administered by the FDIC. The Company is also a member of the Federal Home Loan Bank ("FHLB") of Dallas, which is one of the 12 banks which comprise the FHLB System. The Company is further subject to regulations of the Board of Governors of the Federal Reserve System ("Federal Reserve Board") governing reserves required to be maintained against deposits and certain other matters.

Lending Activities

General. At December 31, 1998, the Company's net loans and leases receivable (including loans classified as held for sale) totaled $52.6 million, which represented 59.2% of the Company's $88.8 million of total assets at that date. The principal lending activity of the Company is the origination of single-family residential loans, consumer loans and, to a lesser extent, construction loans. At December 31, 1998, $40.7 million or 71.7% of the Company's total loans and leases (including loans held for sale) consisted of single-family residential loans. Consumer loans totaled $8.3 million at such date, representing 14.7% of the total loan and lease portfolio and 9.3% of total assets. Commercial real estate loans and unimproved land loans aggregated $199,000 at December 31, 1998.

The types of loans that the Company may originate are subject to federal and state laws and regulations. Interest rates charged by the Company on loans are affected principally by the demand for such loans and the supply of money available for lending purposes and the rates offered by its competitors. These factors are, in turn, affected by general and economic conditions, the monetary policy of the federal government, including the Federal Reserve Board, legislative and tax policies, and governmental budgetary matters.

A federal savings institution generally may not make loans to one borrower and related entities in an amount which exceeds 15% of its unimpaired capital and surplus, although loans in an amount equal to an additional 10% of unimpaired capital and surplus may be made to a borrower if the loans are fully secured by readily marketable securities. At December 31, 1998, the Company's limit on loans-to-one borrower was $1.6 million and its five largest loans or groups of loans-to-one borrower, including related entities, aggregated $478,000, $427,000, $373,000, $371,000 and $324,000. All of the
Company's five largest loans or groups of loans were performing in accordance with their terms at December 31, 1998. The $478,000 borrowing relationship consists of 14 loans, including a $157,000 loan secured by the borrower's personal residence and $321,000 of loans secured by 13 single-family rental properties.

Loan and Lease Portfolio Composition. The following table sets forth the composition of the Company's loan and lease portfolio by type of loan at the dates indicated.


                                                                           December 31,
                                                    1998                      1997                      1996

                                             Amount         %          Amount        %          Amount         %
                                                                    (Dollars in Thousands)
Real estate loans:
  Single-family residential(1)              $ 40,675      71.7%       $20,111      63.9%       $19,159       62.9%
  Construction(2)                              7,241      12.8          3,228      10.3          3,820       12.5
  Commercial real estate                         116        .2            521       1.6             52         .2
  Land                                            83        .1            126        .4            158         .5
                                            --------     ------       -------     ------       -------      -----
     Total real estate loans                  48,115      84.8         23,986      76.2         23,189       76.1
                                            --------     ------       -------     ------       -------      -----
Consumer loans:
  Home equity and improvement                  5,915      10.4          4,411      14.0          4,275       14.0
  Loans secured by savings accounts              549       1.0            824       2.6            841        2.8
  Automobile                                     445        .8            611       2.0            414        1.4
  Mobile home                                    164        .3            257        .8            182         .6
  Other                                        1,275       2.2          1,072       3.4          1,100        3.6
                                            --------     ------       -------     ------       -------      -----
     Total consumer loans                      8,348      14.7          7,175      22.8          6,812       22.4
                                            --------     ------       -------     ------       -------      -----
     Total loans                              56,463      99.5         31,161      99.0         30,001       98.5
                                            --------     ------       -------     ------       -------      -----
Leases receivable(3):
  Single-family residential leases               199        .4            224        .7            380        1.2
  Commercial real estate leases                   75        .1             77        .3             79         .3
                                            --------     ------       -------     ------       -------      -----
     Total leases                                274        .5            301       1.0            459        1.5
                                            --------     ------       -------     ------       -------      -----
     Total loans and leases                   56,737     100.0%        31,462     100.0%        30,460      100.0%
Less:                                                    ======                   ======                    ======
  Loans in process                             3,788                    1,706                    1,721
  Deferred loan origination fees                   7                        8                       17
  Allowance for loan and lease losses            302                      265                      282
                                            --------                  -------                  -------
       Net loans and leases                 $ 52,640                  $29,483                  $28,440
                                            ========                  =======                  =======

   (1)   At December 31, 1998, 1997 and 1996, includes $274,000, $318,000 and $699,000 of loans classified as held for sale, respectively, and second mortgages of $408,000, $164,000 and $317,000, respectively.

   (2)   At December 31, 1998, 1997 and 1996, includes $-0-, $1.1 million and $1.6 million of loans classified as held for sale, respectively.  Consists solely of single-family residential construction loans.

   (3)   Consists of bond for deed contracts in which the Association retains title to the property until all payments are made on the contract.


Contractual Terms to Final Maturities. The following table sets forth certain information at December 31, 1997 regarding the dollar amount of loans and leases maturing in the Company's portfolio, based on the contractual date of the loan's or lease's final maturity, before giving effect to net items. Demand loans, line of credit loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. Amounts shown below do not reflect normal principal amortization; rather, the balance of each loan or lease outstanding at December 31, 1998 is shown in the appropriate year of the loan's or lease's final maturity.

                                                            Due 3-5       Due 5-10     Due 10-15       Due More
                                                             Years          Years        Years         Than 15
                                                             After          After        After        Years After
                                1999      2000      2001    12/31/98      12/31/98     12/31/98        12/31/98      Total
                                                                  (In Thousands)

Single-family residential
 loans                        $ 2,309     $ 73      $ 57       $ 682       $1,776       $16,116        $19,662       $40,675
Single-family residential
 leases                             2       --        --          28           97            12            135           274
Commercial real estate
 loans and leases                  --       --        --          --           42            --             74           116
Construction loans              7,241       --        --          --           --            --             --         7,241
Land loans                         --        4         2          37           40            --             --            83
Consumer loans                  1,008      323       357       1,509        1,321           684          3,146         8,348
                              -------     ----      ----      ------       ------       -------        -------       -------
    Total(1)                  $10,560     $400      $416      $2,256       $3,276       $16,812        $23,017       $56,737
                              =======     ====      ====      ======       ======       =======        =======       =======

  (1)  Gross of loans in process, deferred loan origination fees and the allowance for loan and lease losses.


The following table sets forth the dollar amount of all loans and leases, before net items, due after one year from December 31, 1998 as shown in the preceding table, which have fixed interest rates or which have floating or adjustable interest rates.



                               Fixed        Floating or
                               Rates      Adjustable Rates      Total
                                        (In Thousands)
Single-family residential
  loans                       $ 31,595        $ 6,771          $38,366
Single-family residential
  leases                          222              50              272
Commercial real estate
  loans and leases                 42              74              116
Land loans                         --              83               83
Consumer loans                  7,116             224            7,340
                              -------         -------          -------
      Total                   $38,975         $ 7,202          $46,177
                              =======         =======          =======

Scheduled contractual maturities of loans do not reflect the actual expected term of the Company's loan and lease portfolio. The average life of loans and leases is substantially less than their average contractual terms because of prepayments and due-on-sale clauses, which give the Company the right to declare a conventional loan immediately due and payable in the event, among other things, that the borrower sells the real property subject to the mortgage and the loan is not repaid. The average life of mortgage loans tends to increase when current mortgage loans rates are higher than rates on existing mortgage loans and, conversely, decrease when rates on existing mortgage loans are lower than current mortgage loan rates (due to refinancing of adjustable-rate and fixed-rate loans at lower rates). Under the latter circumstance, the weighted average yield on loans decreases as higher yielding loans are repaid or refinanced at lower rates.

Origination, Purchase and Sale of Loans. The lending activities of the Company are subject to the written, non-discriminatory, underwriting standards and loan origination procedures established by the Company's Board of Directors and management. Loan originations are obtained by a variety of sources, including referrals from real estate brokers, developers, builders, existing customers, newspaper, radio and walk-in customers. Loan applications are taken by lending personnel, and the loan department supervises the procurement of credit reports, appraisals and other documentation involved with a loan. Property valuations are generally performed by independent outside appraisers approved by the Company's Board of Directors. Title and hazard insurance are required on all security property.

The Company's loan approval process is intended to assess the borrower's ability to repay the loan, the viability of the loan and the adequacy of the value of the property that will secure the loan. A loan application file is first reviewed by a loan officer. If the mortgage loan is to be retained in the Company's portfolio, it must be approved by either the Board of Directors or the Executive

Committee. If the mortgage loan is being originated for sale into the secondary market, the manager of the mortgage loan department may approve the loan after obtaining a written commitment from an investor in the secondary market to purchase the loan upon origination. With respect to consumer loans, the consumer loan manager has the authority to approve unsecured loans up to $10,000 and secured loans up to $50,000. Consumer loans in excess of these amounts must be approved by either the Board of Directors or the Executive Committee.

Historically, prior to 1990, the Company had originated substantially all of the loans in its portfolio and held them until maturity. However, beginning in October 1990, the Company began selling all of its newly-originated fixed-rate residential mortgage loans in the secondary market in order to manage its interest rate risk. The residential loans are generally made on terms, conditions and documentation which permit the sale to the Federal Home Loan Mortgage Corporation ("FHLMC"), the Federal National Mortgage Association ("FNMA"), the Government National Mortgage Association ("GNMA") and other institutional investors in the secondary market. Loans originated with the intention of being sold are accounted for as "loans held for sale" and are carried on the statement of financial condition at the lower of cost or estimated market value in the aggregate. The amount of loans sold totaled $2.3 million, $8.7 million, and $9.9 million in 1998, 1997 and 1996, respectively. At December 31, 1998, the amount of loans held for sale was $274,000. Because the Company has decided to retain at least a portion of newly originated, 30-year fixed-rate mortgages commencing February 1998, the amount of loans sold or held for sale have declined.

The Company has entered into agreements with outside third parties to sell loans that it originates on a servicing released basis. The origination of the loans are not approved by the Company until it has obtained a written commitment from a third party to purchase the loan when it is originated. The Company may be required to repurchase a loan if it becomes 60 days or more delinquent within four to six months following the date of sale, as specified in the agreement, or if any representations and warranties regarding the loans are not accurate. The total amount of loans sold with recourse to the Company pursuant to these agreements totaled $2.4 million at December 31, 1998. As of December 31, 1998, the Company has not been required to repurchase any of the loans sold with recourse, and as a result no allowance for losses has been established with respect to these loans.

The Company has not sold loans on a servicing retained basis since 1984, when it sold loans to the FHLMC. At December 31, 1998, the Company was servicing $24,000 of loans for others.

Historically, the Company has not purchased loans or participation interests in loans (excluding mortgage-backed securities), and does not currently intend to become an active purchaser of loans in the foreseeable future.

Single-Family Residential Real Estate Loans.  Historically, the
Company has concentrated its lending activities on the origination of loans secured primarily by first mortgage liens on existing single-family residences. At December 31, 1998, $40.7 million or 71.7% of the Company's total loan and lease portfolio consisted of such loans (including loans held for sale but excluding leases receivable and construction loans). In addition, single-family residential loans included $408,000 of second mortgages at December 31, 1998, representing .7% of the total loan and lease portfolio at such date.

The Company originates long-term, fixed-rate single-family residential loans in order to provide a full range of products to its customers, but generally only under terms, conditions and documentation which permit the sale thereof in the secondary market. From 1982 to 1994, all of the newly-originated, fixed-rate single-family residential loans were classified as held for sale. The amount of such originations totaled $1.1 million, $7.8 million, and $10.5 million in 1998, 1997 and 1996, respectively, and the amount of such loans sold totaled $2.3 million, $8.7 million, and $9.9 million in 1998, 1997 and 1996, respectively. At December 31, 1998, approximately $31.6 million or 78.2% of the permanent single-family residential loans in Ponchatoula's loan portfolio (including loans held for sale) consisted of loans which provide for fixed rates of interest.
Although these loans provide for repayments of principal over a fixed period of up to 30 years, it is the Company's experience that such loans remain outstanding for a substantially shorter period of time.

In 1995, the Company began offering 15-year fixed-rate residential mortgage loans for retention in its portfolio. These fixed-rate loans retained in the portfolio have interest rates of 8% or above as of December 31, 1998 and a loan-to-value ("LTV") ratio of 80% or below. Commencing February 1998, the Company amended its policy to provide for the retention of 30-year, fixed-rate residential mortgage loans, with such loans to be funded with long-term FHLB advances.

From 1982 to 1994, the Company emphasized for its portfolio single-family residential mortgage loans which provide for periodic adjustments to the interest rate. The loans emphasized by the Company during this period had 15- to 30-year terms and an interest rate which adjusts every year in accordance with a designated index (currently the weekly average yield on U.S. Treasury securities adjusted to a constant comparable maturity of one year, as made available by the Federal Reserve Board). The Company generally does not offer discounted interest rates on its ARMs. There is a cap on the amount of any increase or decrease in the interest rate per year, and various caps, depending on when the loan was originated, on the amount which the interest rate can increase or decrease over the life of the loan. The Company's adjustable-rate loans currently being originated are not assumable and do not contain prepayment penalties. The Company has not engaged in the practice of using a cap on the payments that could allow the loan balance to increase rather than decrease, resulting in negative amortization, although it has on a limited basis extended the maturity of the loan. Approximately $8.9 million or 21.8% of the permanent single-family residential loans in the Company's loan and lease portfolio at December 31, 1998 (including loans held for sale) had adjustable interest rates.

The demand for adjustable-rate loans in the Company's primary market area has been a function of several factors, including the level of interest rates, the expectations of changes in the level of interest rates and the difference between the interest rates and loan fees offered for fixed-rate loans and adjustable-rate loans. The relative amount of fixed-rate and adjustable-rate residential loans that can be originated at any time is largely determined by the demand for each in a competitive environment. Due to the generally lower rates of interest prevailing in recent periods, the Company's originations of adjustable-rate, single-family residential loans decreased as consumer preference for fixed-rate loans increased.

Adjustable-rate loans decrease the risks associated with changes in interest rates but involve other risks, primarily because as interest rates rise, the payment by the borrower rises to the extent permitted by the terms of the loan, thereby increasing the potential for default. At the same time, the marketability of the underlying property may be adversely affected by higher interest rates. The Company believes that these risks, which have not had a material adverse effect on the Company to date, generally are less than the risks associated with holding fixed-rate loans in an increasing interest rate environment. In addition, the Company minimizes the credit risks associated with ARMs by (I) imposing a maximum LTV ratio of 75% on such loans and (ii) requiring that the borrower's payments based on the initial interest rate not exceed 20% of the borrower's income.

The Company is permitted to lend up to 100% of the appraised value of the real property securing a residential loan; however, if the amount of a residential loan originated or refinanced exceeds 90% of the appraised value, the Company is required by federal regulations to obtain private mortgage insurance on the portion of the principal amount that exceeds 80% of the appraised value of the security property. Pursuant to underwriting guidelines adopted by the Board of Directors, the Company will lend up to 95% of the appraised value of the property securing a fixed-rate, single-family residential loan which is being originated for sale, and generally requires borrowers to obtain private mortgage insurance on the portion of the principal amount of the loan that exceeds 80% of the appraised value of the security property. The maximum LTV ratio for ARMs is 75% of the appraised value of the property.

The Company generally requires title insurance insuring the priority and validity of its mortgage lien, as well as fire and extended coverage casualty insurance in order to protect the properties securing its residential and other mortgage loans. Borrowers may be required to advance funds, with each monthly payment of principal and interest, to a loan escrow account from which the Company makes disbursements for items such as real estate taxes, hazard insurance premiums and mortgage insurance premiums as they become due. The properties securing all of the Company's mortgage loans are appraised by independent appraisers approved by the Board of Directors.

Construction Loans. The Company makes construction loans to individuals for the construction of their residences, provided that the borrower has also been approved for permanent financing in accordance with the Company's underwriting policies for single-family residential loans. The funds are disbursed as various phases of the construction are completed, subject to written approval of on-site inspections by building inspectors. Upon completion of the construction, the loan is transferred to permanent financing status. If the permanent financing is at a fixed interest rate, the loan is generally sold into the secondary market upon completion of the construction pursuant to a written commitment obtained prior to origination of the construction loan. At December 31, 1998, construction loans amounted to $7.2 million or 12.8% of the Company's total loan and lease portfolio (including loans held for sale).

Construction lending is generally limited to the Company's primary lending area. Construction loans are structured to be converted to permanent loans at the end of the construction phase, which typically does not exceed six months. Construction loans have rates and terms which generally match the non-construction loans then offered by the Company, except that during the construction phase the borrower only pays interest on the loan. Advances are made on a percentage of completion basis. Construction loans are underwritten pursuant to the same general guidelines used for originating permanent loans. Construction financing is generally considered to involve a higher degree of risk of loss than long-term financing on improved, owner-occupied real estate because of the uncertainties of construction, including the possibility of costs exceeding the initial estimates and the need to obtain a tenant or purchaser if the property will not be owner-occupied. The Company generally attempts to mitigate the risks associated with construction lending by, among other things, lending primarily in its market area and using low loan-to-value ratios in the underwriting process.

Consumer Loans. Subject to restrictions contained in applicable federal laws and regulations, the Company is authorized to make loans for a wide variety of personal or consumer purposes. At December 31, 1998, $8.3 million or 14.7% of the Company's total loan and lease portfolio (including loans held for sale) consisted of consumer loans.

The Company originates consumer loans in order to provide a full range of financial services to its customers and because such loans generally have shorter terms and higher interest rates than residential mortgage loans. The consumer loans offered by the Company include home equity and improvement loans, loans secured by deposit accounts in the Company, automobile loans, mobile home loans and other miscellaneous loans. In addition, the Company began offering home equity lines of credit in November 1995.

Home equity and improvement loans are originated by the Company for up to 80% of the appraised value, less the amount of any existing prior liens on the property. The Company secures the loan with a mortgage on the property (generally a second mortgage) and will originate the loan even if another institution holds the first mortgage. Second mortgages originated through the consumer loan department generally have fixed interest rates and shorter terms than the second mortgages originated through the mortgage loan department, which are included in single-family residential loans. The loans have a maximum term of 12 years. The Company has increased its emphasis on these loans in recent years. The home equity lines of credit have a 10-year term and an interest rate equal to the prime rate published in the Wall Street Journal plus 1%, adjustable monthly. At December 31, 1998, home equity and improvement loans totaled $5.9 million or 10.4% of the Company's total loan and lease portfolio (including loans held for sale).

The Company offers loans secured by deposit accounts in the Company, which amounted to $549,000 or 1.0% of the Company's total loan and lease portfolio (including loans held for sale) at December 31, 1998. Such loans are originated for up to 100% of the account balance, with a hold placed on the account restricting the withdrawal of the account balance. The interest rate on the loan is equal to the interest rate paid on the account plus 2.5%.

The Company offers automobile loans on both new and used vehicles, with most of the loans secured by used vehicles. The automobile loans have terms of up to five years and have fixed interest rates. Automobile loans amounted to $445,000 or .8% of the total loan and lease portfolio (including loans held for sale) at December 31, 1998, compared to $611,000 at December 31, 1997.

The Company originates mobile home loans, which have decreased from the prior year to $164,000 or .3% of the total loan and lease portfolio (including loans classified as held for sale) at December 31, 1998 from $257,000 or .8% of the total loan and lease portfolio (including loans held for sale) at December 31, 1997.

Other consumer loans primarily consist of unsecured loans and loans secured by personal property. These loans amounted to $1.3 million or 2.2% of the total loan and lease portfolio (including loans held for sale) at December 31, 1998.

Consumer loans generally have shorter terms and higher interest rates than mortgage loans but generally involve more credit risk than mortgage loans because of the type and nature of the collateral and, in certain cases, the absence of collateral. In addition, consumer lending collections are dependent on the borrower's continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness and personal bankruptcy. In most cases, any repossessed collateral for a defaulted consumer loan will not provide an adequate source of repayment of the outstanding loan balance because of improper repair and maintenance of the underlying security. The remaining deficiency often does not warrant further substantial collection efforts against the borrower. The Company believes that the generally higher yields earned on consumer loans compensate for the increased credit risk associated with such loans and that consumer loans are important to its efforts to increase rate sensitivity, shorten the average maturity of its loan portfolio and provide a full range of services to its customers.

Commercial Real Estate and Land Loans. At December 31, 1998 and 1997, $116,000 or .2% and $521,000 or 1.6% of the Company's total loan and lease portfolio (including loans held for sale) consisted of commercial real estate loans and land loans, respectively. At December 31, 1998, the Company's commercial real estate loan portfolio consisted of three loans secured by real estate located within the Company's market area, consisting of a health club, a church and a retail establishment. The loans secured by the health club and church are fixed-rate loans, and the loan secured by the retail establishment has an interest rate which adjusts annually. At December 31, 1998, the Company had 14 land loans secured by unimproved property located within the Company's market area.

Commercial real estate lending is generally considered to involve a higher degree of risk than single-family residential lending. Such lending typically involves large loan balances concentrated in a single borrower or groups of related borrowers. In addition, the payment experience on loans secured by income-producing properties is typically dependent on the successful operation of the related real estate project and thus may be subject to a greater extent to adverse conditions in the real estate market or in the economy generally.

Leases Receivable. At December 31, 1998, the Company had leases totaling $274,000 or .5% of the total loan and lease portfolio (including loans held for sale), a decrease of $27,000 from December 31, 1997. The leases receivable are bond for deed contracts in which the Company retains title to the property until all payments are made on the contract, at which time the Company transfers the title to the lessee. The lease terms range from 15 to 30 years, and the leases are classified as sales-type leases. During 1996, with respect to bond for deed contracts which met the Company's lending requirements, the Company offered the lessees the option of converting their leases to contract deed loans at which time title passed to the mortgagee. The Company has not originated any leases since 1995.

All of the Company's leases receivable were originated in connection with the sale of real estate owned by the Company. Of the $274,000 of leases at December 31, 1998, $199,000 72.6% of the total leases were on single-family residences. The remaining amount consisted of one commercial real estate lease totaling $75,000 at December 31, 1998, which was originated more than 10 years ago. In order to facilitate the sale of the real estate owned, the Company offers up to 100% financing on the leases to qualified borrowers. At December 31, 1998, no leases were delinquent 90 days or more.

From the lessee's standpoint, the lease receivable is very similar to a mortgage on the property, except that the title to the property is retained by the Company during the term of the lease. The lessee is responsible for the payment of property taxes and insurance on the property. The advantage of a lease receivable to the Company is that if the lessee defaults on the payments, the Company does not have to institute foreclosure proceedings to obtain title to the property.

Loan Origination and Other Fees. In addition to interest earned on loans, the Company receives loan origination fees or "points" for originating loans. Loan points are a percentage of the principal amount of the mortgage loan and are charged to the borrower in connection with the origination of the loan.

In accordance with SFAS No. 91, which deals with the accounting for non-refundable fees and costs associated with originating or acquiring loans, the Company's loan origination fees and certain related direct loan origination costs are offset, and the resulting net amount is deferred and amortized as interest income over the contractual life of the related loans as an adjustment to the yield of such loans. At December 31, 1998, the Company had $7,000 of loan fees which had been deferred and are being recognized as income over the contractual maturities of the related loans.

Asset Quality

General. When a borrower fails to make a required payment on a loan, the Company attempts to cure the deficiency by contacting the borrower and seeking payment. Late charges are generally imposed following the tenth day after a payment is due. In most cases, deficiencies are cured promptly. If a delinquency extends beyond 30 days, the loan and payment history is reviewed and efforts are made to collect the loan. While the Company generally prefers to work with borrowers to resolve such problems, when the account becomes 90 days delinquent, the Company institutes foreclosure or other proceedings, as necessary, to minimize any potential loss.

Loans are placed on non-accrual status when, in the judgment of management, the probability of collection of interest is deemed to be insufficient to warrant further accrual. When a loan is placed on non-accrual status, previously accrued but unpaid interest is deducted from interest income. As a matter of policy, the Company discontinues the accrual of interest income when the loan becomes 90 days past due as to principal or interest.

Real estate acquired by the Company as a result of foreclosure or by deed-in-lieu of foreclosure and loans deemed to be in-substance foreclosed under generally accepted accounting principles are classified as real estate owned until sold. Pursuant to a statement of position ("SOP 92-3") issued by the AICPA in April 1992, which provides guidance on determining the balance sheet treatment of foreclosed assets in annual financial statements for periods ending on or after December 15, 1992, there is a rebuttable presumption that foreclosed assets are held for sale and such assets are recommended to be carried at the lower of fair value minus estimated costs to sell the property, or cost (generally the balance of the loan on the property at the date of acquisition). After the date of acquisition, all costs incurred in maintaining the property are expensed and costs incurred for the improvement or development of such property are capitalized up to the extent of their net realizable value. The Company's accounting for its real estate owned complies with the guidance set forth in SOP 92-3.

Delinquent Loans and Leases. The following table sets forth information concerning delinquent loans and leases at December 31, 1998, in dollar amount and as a percentage of the Company's total loan and lease portfolio. The amounts presented represent the total outstanding principal balances of the related loans and leases, rather than the actual payment amounts which are past due. At December 31, 1998, the Company had no commercial real estate loans, construction loans or land loans which were delinquent 30 or more days.


                                 Single-Family
                                  Residential           Consumer             Total
                                ----------------    ---------------      --------------
                                  Amount      %     Amount       %       Amount      %
                                                (Dollars in Thousands)

Loans and leases
 delinquent for:
   30 - 59 days                   $  529     .9%       $116     .2%      $  645     1.1%
   60 - 89 days                      322     .6          15     --          337      .6
   90 days and over                  379     .7           4     --          383      .7
                                  ------    ----       ----    ----      -------    ----
     Total delinquent loans
       and leases                 $1,230    2.2%       $135     .2%      $1,365     2.4%
  ____________________            ======    ====       ====    ====      ======     ====


Non-Performing Assets. The following table sets forth the amounts and categories of the Company's non-performing assets at the dates indicated. The Company did not have any accruing loans 90 days or more delinquent or troubled debt restructurings at any of the dates presented.


                                                   December 31,

                                            1998        1997         1996

                                                (Dollars in Thousands)
   Non-accruing loans and leases:
     Single-family residential(1)          $ 379         $169        $350
     Consumer                                  4            4          15
                                           -----         ----        ----
       Total non-accruing loans
         and leases                          383          173         365
   Real estate owned                          --           --         141
                                           -----         ----        ----
       Total non-performing assets         $ 383         $173        $506
                                           =====         ====        ====
   Total non-performing loans and
     leases as a percentage of total
     loans and leases                        .68%         .55%       1.38%
                                           =====         ====        ====
   Total non-performing assets as a
     percentage of total assets              .43%         .29%        .83%
                                           =====         ====        ====
  __________________________

  (1) Includes $-0-, $-0-, and $62,000 of single-family residential leases at December 31, 1998, 1997 and 1996, respectively.

Classified Assets. Federal regulations require that each insured savings institution classify its assets on a regular basis. In addition, in connection with examinations of insured institutions, federal examiners have authority to identify problem assets and, if appropriate, classify them. There are three classifications for problem assets: "substandard," "doubtful" and "loss." Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. Another category designated "special mention" also must be established and maintained for assets which do not currently expose an insured institution to a sufficient degree of risk to warrant classification as substandard, doubtful or loss. Assets classified as substandard or doubtful require the institution to establish general allowances for loan and lease losses. If an asset or portion thereof is classified loss, the insured institution must either establish specific allowances for loan losses in the amount of 100% of the portion of the asset classified loss, or charge-off such amount. General loss allowances established to cover possible losses related to assets classified substandard or doubtful may be included in determining an institution's regulatory capital, while specific valuation allowances for loan and lease losses do not qualify as regulatory capital. Federal examiners may disagree with an insured institution's classifications and amounts reserved.

Exclusive of assets classified loss which have been fully reserved or charged-off, the Company's classified assets at December 31, 1998 consisted of $379,000 of assets classified as substandard, which represented .4% of total assets.

Allowance for Loan and Lease Losses. The Company's loan and lease portfolio consists primarily of one-to-four family residential loans and, to a lesser extent, consumer loans, construction loans, and commercial real estate loans. The Company believes that there are no material elements of risk in its loan portfolio, and total nonperforming assets are closely monitored. The classification of assets policy is reviewed periodically by the Board of Directors. The loan loss allowance is maintained by management at a level considered adequate to cover possible losses that are currently anticipated based on the past three-year loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, general economic conditions, and other factors and estimates which are subject to change over time. Although management believes that it uses the best information available to make such determinations, future adjustments to allowances may be necessary, and net income could be significantly affected, if circumstances differ substantially from the assumptions used in making the initial determinations.

The following table sets forth an analysis of the Company's allowance for loan and lease losses during the periods indicated.




                                               Year Ended December 31,

                                             1998        1997         1996

                                               (Dollars in Thousands)
Total loans and leases
  outstanding at end of period(1)           $56,737     $31,462      $30,460
                                            =======     =======      =======
Average loans and leases
  outstanding(1)                            $39,360     $28,403      $27,597
                                            =======     =======      =======
Balance at beginning of period                  265         282          280
Charge-offs                                      17           1            1
Recoveries                                       --          --           --
Net charge-offs                                  17           1            1
Provision (Recovery) of allowance for            54         (16)           3
  losses
Balance at end of period                    $   302     $   265      $   282
                                            =======     =======      =======
Allowance for loan and lease
  losses as a percent of total loans
  and leases outstanding                        .53%        .84%         .93%
                                            =======     =======      =======
Ratio of net charge-offs to
  average loans and leases
  outstanding                                   .04%        .00%         .00%
                                            =======     =======      =======

(1) Total and average loans outstanding include loans classified as held for sale at or during the respective dates or periods.

The following table presents the allocation of the Company's allowance for loan losses by type of loan at each of the dates indicated.


                                                                    December 31,

                                            1998                      1997                         1996
                                    ----------------------   ------------------------     ------------------------
                                                  Loan                       Loan                         Loan
                                                 Category                   Category                     Category
                                     Amount       as a %       Amount        as a %         Amount        as a %
                                       of        of Total        of         of Total          of         of Total
                                    Allowance     Loans      Allowance       Loans        Allowance       Loans

                                                            (Dollars in Thousands)

One- to four-family residential         $299       71.7%        $262           63.9%         $279           62.9%
Construction                              --       12.8           --           10.3            --           12.5
Commercial real estate                    --         .2           --            1.6            --             .2
Land                                      --         .1           --             .4            --             .5
Consumer                                   3       14.7            3           22.8             3           22.4
Lease                                     --         .5           --            1.0            --            1.5
                                        -----     ------        -----         ------         -----         ------
Total                                   $302      100.0%        $265          100.0%         $282          100.0%
                                        =====     ======        =====         ======         =====         ======


Mortgage-Backed Securities

Mortgage-backed securities represent a participation interest in a pool of single-family or multi-family mortgages, the principal and interest payments on which are passed from the mortgage originators, through intermediaries (generally U.S. Government agencies and government-sponsored enterprises) that pool and repackage the participation interests in the form of securities, to investors such as the Company. Such U.S. Government agencies and government-sponsored enterprises, which guarantee the payment of principal and interest to investors, primarily include the FHLMC, the FNMA and the GNMA.

The FHLMC, which is a corporation chartered by the U.S. Government, issues participation certificates backed principally by conventional mortgage loans. The FHLMC guarantees the timely payment of interest and the ultimate return of principal on participation certificates. The FNMA is a private corporation chartered by the U.S. Congress with a mandate to establish a secondary market for mortgage loans. The FNMA guarantees the timely payment of principal and interest on FNMA securities. The GNMA is a government agency within the Department of Housing and Urban Development which is intended to help finance government-assisted housing programs. GNMA securities are backed by FHA-insured and VA-guaranteed loans, and the timely payment of principal and interest on GNMA securities are guaranteed by the GNMA and backed by the full faith and credit of the U.S. Government. Because the FHLMC, the FNMA and the GNMA were established to provide support for low- and middle-income housing, there are limits to the maximum size of loans that qualify for these programs. For example, the FNMA and the FHLMC currently limit their loans secured by a single-family, owner-occupied residence to $227,000. To accommodate larger-sized loans, and loans that, for other reasons, do not conform to the agency programs, a number of private institutions have established their own home-loan origination and securitization programs.

Mortgage-backed securities typically are issued with stated principal amounts, and the securities are backed by pools of mortgages that have loans with interest rates that are within a range and have varying maturities. The underlying pool of mortgages, i.e., fixed-rate or adjustable-rate, as well as prepayment risk, are passed on to the certificate holder. The life of a mortgage-backed pass-through security thus approximates the life of the underlying mortgages.

At December 31, 1998, the carrying value of the Company's mortgage-backed securities amounted to $27.4 million, which represented 30.9% of the Company's $88.8 million of total assets at that date. All of the Company's $27.4 million of mortgage-backed securities at December 31, 1998 were insured or guaranteed by the GNMA, the FHLMC, FNMA, or SBA and all of the mortgage-backed securities had adjustable rates of interest at December 31, 1998. The amortized cost of mortgage-backed securities being held to maturity at December 31, 1998 was $10.2 million with a fair value of $10.1 million. The amortized cost of mortgage-backed securities available for sale at December 31, 1998 was $17.2 million with a fair value of $17.2 million.

Mortgage-backed securities generally yield less than the loans which underlie such securities because of their payment guarantees or credit enhancements which offer nominal credit risk. In addition, mortgage-backed securities are more liquid than individual mortgage loans and may be used to collateralize borrowings or other obligations of the Company.

The following table sets forth the composition of the Company's mortgage-backed securities portfolio at each of the dates indicated.

                                 December 31,
                        1998          1997        1996
                           (In Thousands)
Mortgage-backed securities held to maturity:
  FNMA                $ 6,101       $ 6,712        $ 6,931
  FHLMC                 1,658         2,543          3,323
  GNMA                  2,444         1,046             --
                      -------       -------        -------
      Subtotal         10,203        10,301         10,254
                      -------       -------        -------
Mortgage-backed securities available for sale:
   FNMA                 6,772         7,115          7,908
   FHLMC                4,999         6,911          8,278
   GNMA                 2,980           235            286
   SBA                  2,459            --             --
                      -------       -------        -------
      Subtotal         17,210        14,261         16,472
                      -------       -------        -------
      Total           $27,413       $24,562        $26,726
                      =======       =======        =======

Investment Securities

The Company has authority to invest in various types of liquid assets, including United States Treasury obligations, securities of various federal agencies and of state and municipal governments, certificates of deposit at federally-insured banks and savings institutions, certain bankers' acceptances and federal funds. Each purchase of an investment security is approved by the Board of Directors. The Company's investment securities are carried in accordance with generally accepted accounting principles. All of the Company's investment securities were available for sale at December 31, 1998.


The following table sets forth certain information relating to the Company's investment securities portfolio at the dates indicated.


                                                      December 31,

                               1998                        1997                     1996
                        ------------------        --------------------     --------------------
                        Amortized     Fair        Amortized     Fair       Amortized      Fair
                          Cost       Value          Cost        Value        Cost        Value

                                                     (In Thousands)

U.S. agency securities     $2,300    $2,315        $2,595     $2,605        $2,396       $2,399



The following table sets forth the amount of the Company's investment securities which mature during each of the periods indicated and the weighted average yields for each range of maturities at December 31, 1998. None of the investments mature after five years.




                                           At December 31, 1998

                           One Year    Weighted       Over One       Weighted
                              or       Average       Year Through     Average
                             Less      Yield         Five Years       Yield

                                         (Dollars in Thousands)

U.S. agency securities      $1,400      5.95%         $ 900           5.36%

Sources of Funds

General. Deposits are the primary source of the Company's funds for lending and other investment purposes. In addition to deposits, the Company derives funds from principal and interest payments on loans and mortgage-backed securities. Loan repayments are a relatively stable source of funds, while deposits inflows and outflows are significantly influenced by general interest rates and money market conditions. Borrowings may be used on a short-term basis to compensate for reductions in the availability of funds from other sources. They may also be used on a longer term basis for general business purposes.

Deposits. The Company's deposit products include a broad selection of deposit instruments, including NOW accounts, money market accounts, passbook accounts and term certificate accounts. Deposit account terms vary, with the principal differences being the minimum balance required, the time periods the funds must remain on deposit and the interest rate.

The Company's deposits are obtained primarily from residents of Tangipahoa and Livingston Parishes and, to a lesser extent, St. Helena Parish. Management of the Company estimates that less than 1% of the Company's deposits are obtained from customers residing outside of Louisiana. The Company does not pay fees to brokers to solicit funds for deposit with the Company or actively solicit negotiable-rate certificates of deposit with balances of $100,000 or more.

Interest rates paid, maturity terms, service fees and withdrawal penalties are established by the Company on a periodic basis.
Determination of rates and terms are predicated on funds acquisition and liquidity requirements, rates paid by competitors, growth goals and federal and state regulations.

The following table sets forth the dollar amount of deposits in the various types of deposit programs offered by the Company at the dates indicated.


                                                                           December 31,

                                                   1998                       1997                      1996

                                           Amount         %           Amount         %          Amount         %

                                                                    (Dollars in Thousands)

   Certificate accounts:
     2.00% - 3.99%                         $   270         .7%        $   285         .7        $   551        1.2%
     4.00% - 5.99%                          28,330       71.1          30,031       71.4         30,686       69.1
     6.00% - 7.99%                           1,512        3.8           1,117        2.6            882        2.0
     8.00% - 9.99%                              --         --              --         --             42          1
                                           -------      ------        -------      ------       -------      ------
       Total certificate
         accounts                           30,112       75.6          31,433       74.7         32,161       72.4
                                           -------      ------        -------      ------       -------      ------
   Transaction accounts:
     Passbook accounts                       7,243       18.2           8,253       19.6          9,592       21.6
     Money market
       accounts                                802        2.0          93,432        2.2          1,032        2.3
     NOW accounts                            1,672        4.2           1,491        3.5          1,642        3.7
                                           -------      ------        -------      ------       -------      ------
        Total transaction
         accounts                            9,717       24.4          10,678       25.3         12,266       27.6
                                           -------      ------        -------      ------       -------      ------
   Total deposits                          $39,829      100.0%        $42,111      100.0%       $44,427      100.0%
                                           =======      ======        =======      ======       =======      ======

The following table presents the average balance of each type of deposit and the average rate paid on each type of deposit for the periods indicated.


                                                               Year Ended December 31,


                                         1998                         1997                        1996
                                                Average                    Average                     Average
                                 Average          Rate        Average        Rate         Average       Rate
                                 Balance          Paid        Balance        Paid         Balance       Paid

                                                               (Dollars in Thousands)

Passbook savings accounts        $ 8,620          2.48%      $ 8,866         2.67%       $ 9,931        3.00%
Demand and NOW accounts            1,431          2.23         1,741         2.34          1,585        3.00
MMDAs                                846          2.23           979         2.34          1,137        3.00
Certificates of deposit           30,474          5.17        32,021         5.24         32,080        5.50
                                 -------          -----      -------         -----       -------        -----
  Total interest-bearing
    deposits                     $41,371          4.45%      $43,607         4.52%       $44,733        4.82%
                                 =======          =====      =======         =====       =======        =====


The following table shows the interest rate and maturity information for the Company's certificates of deposit at December 31, 1998.


                                              Maturity Date

                       One Year          Over 1          Over 2        Over
                       or Less        to 2 Years      to 3 Years    3 Years       Total

                                            (In Thousands)


2.00% -  3.99%        $   238         $    --         $   --        $  32      $    270
4.00% -  5.99%         25,106           3,036             83          105        28,330
6.00% -  7.99%            497             233             --          782         1,512
                      -------         -------         ------         ----      --------
 Total                $25,841         $ 3,269         $   83         $919      $ 30,112
                      =======         =======         ======         ====




The following table sets forth the maturities of the Company's certificates of deposit having principal amounts of $100,000 or more at December 31, 1998.


  Certificates of deposit maturing
         in quarter ending:                          Amount
                                                (In Thousands)

     March 31, 1999                                   $1,280
     June 30, 1999                                       529
     September 30, 1999                                 1003
     December 31, 1999                                   333
     After December 31, 1999                             407
                                                      ------
     Total certificates of deposit with
        balances of $100,000 or more                  $3,552
                                                      ======

Borrowings. The Company may obtain advances from the FHLB of Dallas upon the security of the common stock it owns in that bank, certain of its residential mortgage loans and mortgage-backed securities, provided certain standards related to creditworthiness have been met. Such advances are made pursuant to several credit programs, each of which has its own interest rate and range of maturities. Such advances are generally available to meet seasonal and other withdrawals of deposit accounts and to permit increased lending. See "Regulation - The Association - Federal Home Loan Bank System."

The Company had $32.8 million of FHLB advances outstanding at December 31, 1998, compared to $11.5 million and $10.7 million at December 31, 1997 and 1996, respectively. Specific mortgage-backed securities, with a fair value of approximately $6.1 million and a carrying value of $6.0 million at December 31, 1998, were pledged to the FHLB as collateral for the advances. In addition, the performing single family loans are pledged under a blanket lien as collateral securing these advances.

The following table sets forth certain information regarding borrowings at or for the dates indicated:

                                  At or for the Year Ended December 31,

                                     1998         1997        1996

                                         (Dollars in Thousands)

FHLB advances:
  Average balance outstanding       $21,336      $ 9,755     $ 7,630
  Maximum amount outstanding
    at any month-end during
    the year                        $32,765      $11,500     $10,700
  Balance outstanding at end
    of year                         $32,765      $11,500     $10,700
  Average interest rate
    during the year                    5.59%        5.58%       5.67%
  Weighted average interest
    rate at end of year                5.63%        5.85%       5.48%


Employees

The Company had 22 full-time employees and no part-time employees at December 31, 1998. None of these employees is represented by a collective bargaining agent, and the Company believes that it enjoys good relations with its personnel.

Competition

The Company faces strong competition both in attracting deposits and in making real estate loans. Its most direct competition for deposits has historically come from other savings institutions, credit unions and commercial banks located in Tangipahoa Parish, Louisiana, including many large financial institutions which have greater financial and marketing resources available to them. In addition, The

Company has faced additional significant competition for investors' funds from short-term money market securities, mutual funds and other corporate and government securities. The ability of the Company to attract and retain savings deposits depends on its ability to generally provide a rate of return, liquidity and risk comparable to that offered by competing investment opportunities.

The Company experiences strong competition for loans principally from other savings institutions, commercial banks, credit unions and mortgage banking companies. The Company competes for loans principally through the interest rates and loan fees it charges and the efficiency and quality of services it provides borrowers. Competition may increase as a result of the continuing reduction of restrictions on the interstate operations of financial institutions and the anticipated slowing of the refinancing activity.

                              REGULATION

Set forth below is a brief description of certain laws and regulations which are applicable to the Company and the Association. The description of these laws and regulations, as well as descriptions of laws and regulations contained elsewhere herein, does not purport to be complete and is qualified in its entirety by reference to the applicable laws and regulations.

General

The Association, as a federally chartered savings institution, is subject to federal regulation and oversight by the OTS extending to all aspects of its operations. The Association also is subject to regulation and examination by the FDIC, which insures the deposits of the Association to the maximum extent permitted by law, and requirements established by the Federal Reserve Board. Federally-chartered savings institutions are required to file periodic reports with the OTS and are subject to periodic examinations by the OTS and the FDIC. The investment and lending authority of savings institutions are prescribed by federal laws and regulations, and such institutions are prohibited from engaging in any activities not permitted by such laws and regulations. Such regulation and supervision is primarily intended for the protection of depositors and not for the purpose of protecting stockholders.

The OTS' enforcement authority over all savings institutions and their holding companies includes, among other things, the ability to assess civil money penalties, to issue cease and desist or removal orders and to initiate injunctive actions. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with the OTS.

The Company

Holding Company Acquisitions. Upon consummation of the Conversion, the Company became a savings and loan holding company within the meaning of the Home Owners' Loan Act, as amended ("HOLA"), and registered with the OTS. The HOLA and OTS regulations generally prohibit a savings and loan holding company, without prior OTS approval, from acquiring, directly or indirectly, the ownership or control of any other savings institution or savings and loan holding company, or all, or substantially all, of the assets or more than 5% of the voting shares thereof. These provisions also prohibit, among other things, any director or officer of a savings and loan holding company, or any individual who owns or controls more than 25% of the voting shares of such holding company, from acquiring control of any savings institution not a subsidiary of such savings and loan holding company, unless the acquisition is approved by the OTS.

Holding Company Activities. The Company operates as a unitary savings and loan holding company. Generally, there are limited restrictions on the activities of a unitary savings and loan holding company and its non-savings institution subsidiaries. However, if the Director of the OTS determines that there is reasonable cause to believe that the continuation by a savings and loan holding company of an activity constitutes a serious risk to the financial safety, soundness or stability of its subsidiary savings institution, the Director may impose such restrictions as deemed necessary to address such risk, including limiting (I) payment of dividends by the savings institution; (ii) transactions between the savings institution and its affiliates; and (iii) any activities of the savings institution that might create a serious risk that the liabilities of the holding company and its affiliates may be imposed on the savings institution. Notwithstanding the above rules as to permissible business activities of unitary savings and loan holding companies, if the savings institution subsidiary of such a holding company fails to meet the QTL test, as discussed under "-The Association - Qualified Thrift Lender Test," then such unitary holding company also shall become subject to the activities restrictions applicable to multiple savings and loan holding companies and, unless the savings institution requalifies as a QTL within one year thereafter, shall register as, and become subject to the restrictions applicable to, a bank holding company. See "- The Association - Qualified Thrift Lender Test."

The HOLA requires every savings institution subsidiary of a savings and loan holding company to give the OTS at least 30 days' advance notice of any proposed dividends to be made on its guarantee, permanent or other non-withdrawable stock, or else such dividend will be invalid. See "- The Association - Capital Distribution Regulation."

Affiliate Restrictions. Transactions between a savings institution and its "affiliates" are subject to quantitative and qualitative restrictions under Sections 23A and 23B of the Federal Reserve Act and OTS regulations. Affiliates of a savings institution include, among other entities, the savings institution's holding company and companies that are controlled by or under common control with the savings institution.

In general, Sections 23A and 23B and OTS regulations issued in connection therewith limit the extent to which a savings institution or its subsidiaries may engage in certain "covered transactions" with affiliates to an amount equal to 10% of the institution's capital and surplus, in the case of covered transactions with any one affiliate, and to an amount equal to 20% of such capital and surplus, in the case of covered transactions with all affiliates. In addition, a savings institution and its subsidiaries may engage in covered transactions and certain other transactions only on terms and under circumstances that are substantially the same, or at least as favorable to the savings institution or its subsidiary, as those prevailing at the time for comparable transactions with nonaffiliated companies. A "covered transaction" is defined to include a loan or extension of credit to an affiliate; a purchase of investment securities issued by an affiliate; a purchase of assets from an affiliate, with certain exceptions; the acceptance of securities issued by an affiliate as collateral for a loan or extension of credit to any party; or the issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate.

In addition, under the OTS regulations, a savings institution may not make a loan or extension of credit to an affiliate unless the affiliate is engaged only in activities permissible for bank holding companies; a savings institution may not purchase or invest in securities of an affiliate other than shares of a subsidiary; a savings institution and its subsidiaries may not purchase a low-quality asset from an affiliate; and covered transactions and certain other transactions between a savings institution or its subsidiaries and an affiliate must be on terms and conditions that are consistent with safe and sound banking practices. With certain exceptions, each loan or extension of credit by a savings institution to an affiliate must be secured by collateral with a market value ranging from 100% to 130% (depending on the type of collateral) of the amount of the loan or extension of credit.

The OTS regulation generally excludes all non-bank and non-savings institution subsidiaries of savings institutions from treatment as affiliates, except to the extent that the OTS or the Federal Reserve Board decides to treat such subsidiaries as affiliates. The regulation also requires savings institutions to make and retain records that reflect affiliate transactions in reasonable detail, and provides that certain classes of savings institutions may be required to give the OTS prior notice of affiliate transactions.

The Association

Insurance of Accounts. The deposits of the Association are insured to the maximum extent permitted by the SAIF, which is administered by the FDIC, and are backed by the full faith and credit of the U.S. Government. As insurer, the FDIC is authorized to conduct examinations of, and to require reporting by, FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious threat to the FDIC. The FDIC also has the authority to initiate enforcement actions against savings institutions, after giving the OTS an opportunity to take such action.

Under current FDIC regulations, SAIF-insured institutions are assigned to one of three capital groups which are based solely on the level of an institution's capital--"well capitalized," "adequately capitalized," and "undercapitalized"--which are defined in the same manner as the regulations establishing the prompt corrective action system discussed below. These three groups are then divided into three subgroups which reflect varying levels of supervisory concern, from those which are considered to be healthy to those which are considered to be of substantial supervisory concern. The matrix so created results in nine assessment risk classifications, with rates ranging prior to September 30, 1996 from .23% for well capitalized, healthy institutions to .31% for undercapitalized institutions with substantial supervisory concerns. The insurance premiums for the Association for 1994, 1995 and the first nine months of 1996 were .23% (per annum) of insured deposits.

The deposits of the Association are currently insured by the SAIF. Both the SAIF and the BIF are required by law to attain and thereafter maintain a reserve ratio of 1.25% of insured deposits. The BIF achieved a fully funded status first, and therefore as discussed below, effective January 1, 1996 the FDIC substantially reduced the average deposit insurance premium paid by BIF-insured banks. On November 14, 1995, the FDIC approved a final rule regarding deposit insurance premiums. The final rule reduced deposit insurance premiums for BIF member institutions to zero basis points (subject to a $2,000 minimum) for institutions in the lowest risk category, while holding deposit insurance premiums for SAIF members at their then current levels (23 basis points for institutions in the lowest risk category). The reduction was effective with respect to the semiannual premium assessment beginning January 1, 1996.

On September 30, 1996, President Clinton signed into law legislation which eliminated the premium differential between SAIF-insured institutions and BIF-insured institutions by recapitalizing the SAIF's reserves to the required ratio. The legislation required all SAIF member institutions to pay a one-time special assessment to recapitalize the SAIF, with the aggregate amount to be sufficient to bring the reserve ratio to 1.25% of insured deposits. The legislation also provided for the merger of the BIF and the SAIF, with such merger being conditioned upon the prior elimination of the thrift charter.

Implementing FDIC regulations imposed a one-time special assessment equal to 65.7 basis points for all SAIF-assessable deposits as of March 31, 1995, which was accrued as an expense on September 30, 1996. The Association's one-time special assessment amounted to $284,000. Net of related tax benefits, the one-time special assessment amounted to $187,000. The payment of the special assessment had the effect of immediately reducing the Association's capital by such amount. However, management does not believe that this one-time special assessment had a material adverse effect on the Association's financial condition.

In the fourth quarter of 1996, the FDIC lowered the assessment rates for SAIF members to reduce the disparity in the assessment rates paid by BIF and SAIF members. Beginning October 1, 1996, effective SAIF rates generally range from zero basis points to 27 basis points, except that during the fourth quarter of 1996, the rates for SAIF members ranged from 18 to 27 basis points in order to include assessments paid to the Financing Corporation ("FICO"). From 1997 through 1999, SAIF members will pay 6.4 basis points to fund the FICO, while BIF member institutions will pay approximately 1.3 basis points. The Association's insurance premiums, which had amounted to 23 basis points, were thus reduced to 6.4 basis points effective January 1, 1997.

The FDIC may terminate the deposit insurance of any insured depository institution, including the Association, if it determines after a hearing that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or any condition imposed by an agreement with the FDIC. It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the institution has no tangible capital. If insurance of accounts is terminated, the accounts at the institution at the time of the termination, less subsequent withdrawals, shall continue to be insured for a period of six months to two years, as determined by the FDIC. Management is aware of no existing circumstances which would result in termination of the Association's deposit insurance.

Regulatory Capital Requirements. Federally insured savings institutions are required to maintain minimum levels of regulatory capital. The OTS has established capital standards applicable to all savings institutions. These standards generally must be as stringent as the comparable capital requirements imposed on national banks. The OTS also is authorized to impose capital requirements in excess of these standards on individual institutions on a case-by-case basis.

At December 31, 1998, the Association exceeded all of its regulatory capital requirements. The following table sets forth the Association's compliance with each of the capital requirements as of December 31, 1998.

                                                                                    To Be Well
                                                                                 Capitalized Under
                                                           For Capital           Prompt Corrective
                                    Actual             Adequacy Purposes:        Action Provisions:
                              ------------------       --------------------     ---------------------
                              Amount     Ratio         Amount       Ratio       Amount      Ratio
                                                      (Dollars in Thousands)

Total Capital (to Risk
  Weighted Assets)             $ 11,014    30.44%      $ 2,894    >/=  8.0%     $ 3,618    >/= 10.0%
Tier I Capital (to Risk
  Weighted Assets)             $ 10,744    29.70%      $ 1,447    >/=  4.0%     $ 2,170    >/=  6.0%
Tier I Capital (to Average
  Assets)                      $ 10,744    12.52%      $ 3,434    >/=  4.0%     $ 4,292    >/=  5.0%


Any savings institution that fails any of the capital requirements is subject to possible enforcement actions by the OTS or the FDIC. Such actions could include a capital directive, a cease and desist order, civil money penalties, the establishment of restrictions on the institution's operations, termination of federal deposit insurance and the appointment of a conservator or receiver. The OTS' capital regulation provides that such actions, through enforcement proceedings or otherwise, could require one or more of a variety of corrective actions.

Prompt Corrective Action. Under the prompt corrective action regulations of the OTS, an institution is deemed to be (i) "well capitalized" if it has total risk-based capital of 10.0% or more, has a Tier 1 risk-based capital ratio of 6.0% or more, has a Tier 1 leverage capital ratio of 5.0% or more and is not subject to any order or final capital directive to meet and maintain a specific capital level for any capital measure, (ii) "adequately capitalized" if it has a total risk-based capital ratio of 8.0% or more, a Tier 1 risk-based capital ratio of 4.0% or more and a Tier 1 leverage capital ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of "well capitalized," (iii) "undercapitalized" if it has a total risk-based capital ratio that is less than 8.0%, a Tier 1 risk-based capital ratio that is less than 4.0% or a Tier 1 leverage capital ratio that is less than 4.0% (3.0% under certain circumstances), (iv) "significantly undercapitalized" if it has a total risk-based capital ratio that is less than 6.0%, a Tier 1 risk-based capital ratio that is less than 3.0% or a Tier 1 leverage capital ratio that is less than 3.0%, and (v) "critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%. Under specified circumstances, a federal banking agency may reclassify a well capitalized institution as adequately capitalized and may require an adequately capitalized institution or an undercapitalized institution to comply with supervisory actions as if it were in the next lower category (except that the FDIC may not reclassify a significantly undercapitalized institution as critically undercapitalized).

An institution generally must file a written capital restoration plan which meets specified requirements with its appropriate federal banking agency within 45 days of the date that the institution receives notice or is deemed to have notice that it is undercapitalized, significantly undercapitalized or critically undercapitalized. A federal banking agency must provide the institution with written notice of approval or disapproval within 60 days after receiving a capital restoration plan, subject to extensions by the agency. An institution which is required to submit a capital restoration plan must concurrently submit a performance guaranty by each company that controls the institution. In addition, undercapitalized institutions are subject to various regulatory restrictions, and the appropriate federal banking agency also may take any number of discretionary supervisory actions.

At December 31, 1998, the Association was deemed a well capitalized institution for purposes of the above regulations and as such is not subject to the above mentioned restrictions.

Safety and Soundness Guidelines. The OTS and the other federal banking agencies have established guidelines for safety and soundness, addressing operational and managerial standards, as well as compensation matters for insured financial institutions. Institutions failing to meet these standards are required to submit compliance plans to their appropriate federal regulators. The OTS and the other agencies have also established guidelines regarding asset quality and earnings standards for insured institutions. The Company believes that the Association is in compliance with these guidelines and standards.

Liquidity Requirements. All savings institutions are required to maintain an average daily balance of liquid assets equal to a certain percentage of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. The liquidity requirement may vary from time to time (between 4% and 10%) depending upon economic conditions and savings flows of all savings
institutions.   At the present time, the required minimum liquid asset
ratio is 4%. At December 31, 1998, the Association's liquidity ratio was 55.2%.

Capital Distributions. OTS regulations govern capital distributions by savings institutions, which include cash dividends, stock redemptions or repurchases, and other transactions charged to the capital account of a savings institution to make capital distributions. Generally, through March 31, 1999, a savings institution that before and after the proposed distribution meets or exceeds its fully phased-in capital requirements (Tier 1 institutions) may make capital distributions during any calendar year equal to the higher of (i) 100% of net income for the calendar year-to-date plus 50% of its "surplus capital ratio" at the beginning of the calendar year or (ii) 75% of net income over the most recent four-quarter period. The "surplus capital ratio" is defined to mean the percentage by which the institution's tangible, core or risk-based capital ratio exceeds its tangible, core or risk-based capital requirement. At December 31, 1998, the Company was a Tier 1 institution for purposes of this regulation.

New capital distribution regulations take effect April 1, 1999. Under the new regulations, a savings institution must file an application for OTS approval of the capital distribution if either (1) the total capital distributions for the applicable calendar year exceed the sum of the institution's net income for that year to date plus the institution's retained net income for the preceding two years, (2) the institution would not be at least adequately capitalized following the distribution, (3) the distribution would violate any applicable statute, regulation, agreement or OTS-imposed condition, or (4) the institution is not eligible for expedited treatment of its filings.
If an application is not required to be filed, savings institutions which are a subsidiary of a holding company (as well as certain other institutions) must still file a notice with the OTS at least 30 days before the board of directors declares a dividend or approves a capital distribution.


Branching by Federal Savings Institutions. OTS policy permits interstate branching to the full extent permitted by statute (which is essentially unlimited). Generally, federal law prohibits federal savings institutions from establishing, retaining or operating a branch outside the state in which the federal institution has its home office unless the institution meets the IRS' domestic building and loan test (generally, 60% of a thrift's assets must be housing-related) ("IRS Test"). The IRS Test requirement does not apply if:
(i) the branch(es) result(s) from an emergency acquisition of a troubled savings institution (however, if the troubled savings institution is acquired by a bank holding company, does not have its home office in the state of the bank holding company bank subsidiary and does not qualify under the IRS Test, its branching is limited to the branching laws for state-chartered banks in the state where the savings institution is located); (ii) the law of the state where the branch would be located would permit the branch to be established if the federal savings institution were chartered by the state in which its home office is located; or (iii) the branch was operated lawfully as a branch under state law prior to the savings institution's conversion to a federal charter.

Furthermore, the OTS will evaluate a branching applicant's record of compliance with the Community Reinvestment Act of 1977 ("CRA"). An unsatisfactory CRA record may be the basis for denial of a branching application.

Community Reinvestment Act and the Fair Lending Laws. Savings institutions have a responsibility under the CRA and related regulations of the OTS to help meet the credit needs of their communities, including low- and moderate-income neighborhoods. In addition, the Equal Credit Opportunity Act and the Fair Housing Act (together, the "Fair Lending Laws") prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes. An institution's failure to comply with the provisions of CRA could, at a minimum, result in regulatory restrictions on its activities, and failure to comply with the Fair Lending Laws could result in enforcement actions by the OTS, as well as other federal regulatory agencies and the Department of Justice.

Qualified Thrift Lender Test. All savings institutions are required to meet a QTL test to avoid certain restrictions on their operations. Under Section 2303 of the Economic Growth and Regulatory Paperwork Reduction Act of 1996, a savings institution can comply with the QTL test by either qualifying as a domestic building and loan association as defined in Section 7701(a)(19) of the Code or meeting the second prong of the QTL test set forth in Section 10(m) of the HOLA. A savings institution that does not meet the QTL test must either convert to a bank charter or comply with the following restrictions on its operations: (i) the institution may not engage in any new activity or make any new investment, directly or indirectly, unless such activity or investment is permissible for a national bank; (ii) the branching powers of the institution shall be restricted to those of a national bank; (iii) the institution shall not be eligible to obtain any new advances from its FHLB, other than special liquidity advances with the approval of the OTS; and (iv) payment of dividends by the institution shall be subject to the rules regarding payment of dividends by a national bank. Upon the expiration of three years from the date the savings institution ceases to be a QTL, it must cease any activity and not retain any investment not permissible for a national bank and immediately repay any outstanding FHLB advances (subject to safety and soundness considerations).

Currently, the prong of the QTL test that is not based on the Code requires that 65% of an institution's "portfolio assets" (as defined) consist of certain housing and consumer-related assets on a monthly average basis in nine out of every 12 months. Assets that qualify without limit for inclusion as part of the 65% requirement are loans made to purchase, refinance, construct, improve or repair domestic residential housing and manufactured housing; home equity loans; mortgage-backed securities (where the mortgages are secured by domestic residential housing or manufactured housing); stock issued by the FHLB of Dallas; and direct or indirect obligations of the FDIC.
In addition, the following assets, among others, may be included in meeting the test subject to an overall limit of 20% of the savings institution's portfolio assets: 50% of residential mortgage loans originated and sold within 90 days of origination; 100% of consumer and educational loans (limited to 10% of total portfolio assets); and stock issued by the FHLMC or the FNMA. Portfolio assets consist of total assets minus the sum of (I) goodwill and other intangible assets, (ii) property used by the savings institution to conduct its business, and (iii) liquid assets up to 20% of the institution's total assets. At December 31, 1998, the qualified thrift investments of the Association were approximately 88.9% of its portfolio assets.

Federal Home Loan Bank System. The Association is a member of the FHLB of Dallas, which is one of 12 regional FHLBs that administers the home financing credit function of savings institutions. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the Board of Directors of the FHLB. At December 31, 1998, the Association had $32.8 million of FHLB advances. See Note 9 to the Consolidated Financial Statements included in the 1998 Annual Report to Stockholders.

As a member, the Association is required to purchase and maintain stock in the FHLB of Dallas in an amount equal to at least 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year. At December 31, 1998, the Association had $1.7 million in FHLB stock, which was in compliance with this requirement.

The FHLBs are required to provide funds for the resolution of troubled savings institutions and to contribute to affordable housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. These contributions have adversely affected the level of FHLB dividends paid and could continue to do so in the future. These contributions also could have an adverse effect on the value of FHLB stock in the future. The dividend yield on the Association's FHLB stock was 5.91% in 1998 compared to 5.66% in 1997 and 5.40% in 1996.

Federal Reserve System. The Federal Reserve Board requires all depository institutions to maintain reserves against their transaction accounts (primarily NOW and Super NOW checking accounts) and non-personal time deposits. As of December 31, 1998, no reserves were required to be maintained on the first $4.7 million of transaction accounts, reserves of 3% were required to be maintained against the next $47.8 million of net transaction accounts (with such dollar amounts subject to adjustment by the Federal Reserve Board), and a reserve of 10% (which is subject to adjustment by the Federal Reserve Board to a level between 8% and 14%) against all remaining net transaction accounts. Because required reserves must be maintained in the form of vault cash or a noninterest-bearing account at a Federal Reserve Bank, the effect of this reserve requirement is to reduce an institution's earning assets.

Thrift Charter. Congress has been considering legislation in various forms that would require federal thrifts, such as the Company, to convert their charters to national or state bank charters. Recent legislation required the Treasury Department to prepare for Congress a comprehensive study on the development of a common charter for federal savings institutions and commercial banks; and, in the event that the thrift charter had been eliminated by January 1, 1999, would have required the merger of the BIF and the SAIF into a single Deposit Insurance Fund on that date. The Company cannot determine whether, or in what form, such legislation may eventually be enacted and there can be no assurance that any legislation that is enacted would not adversely affect the Company or the Association.

                               TAXATION
Federal Taxation

General. The Company and the Association are subject to the generally applicable corporate tax provisions of the Code, and the Association is subject to certain additional provisions of the Code which apply to thrifts and other types of financial institutions. The following discussion of federal taxation is intended only to summarize certain pertinent federal income tax matters and is not a comprehensive discussion of the tax rules applicable to the Company and the Association.

Fiscal Year. The Company and the Association will file federal income tax returns on the basis of a calendar year ending on December 31. Separate returns were filed for 1998, and it is expected that separate returns will be filed for 1999.

Bad Debt Reserves. In August 1996, legislation was enacted that repealed the reserve method of accounting (including the percentage of taxable income method) previously used by many savings institutions to calculate their bad debt reserve for federal income tax purposes. Savings institutions with $500 million or less in assets may, however, continue to use the experience method. As a result, the Association must recapture that portion of its reserve which exceeds the amount that could have been taken under the experience method for post-1987 tax years. At December 31, 1995, the Company's post-1987 excess reserves amounted to approximately $68,000. The recapture will occur over a six-year period, the commencement of which was January 1, 1996. The legislation also requires savings institutions to account for bad debts for federal income tax purposes on the same basis as commercial banks for tax years beginning after December 31, 1995. This change in accounting method and reversal and excess bad debt reserves is adequately provided for in the Association's deferred tax liability.

At December 31, 1998, the federal income tax reserves of the Company included $1.0 million for which no federal income tax has been provided. Because of these federal income tax reserves and the liquidation account established for the benefit of certain depositors of the Company in connection with the Conversion, the retained earnings of the Company are substantially restricted.

Distributions. If the Association were to distribute cash or property to its sole stockholder, and the distribution was treated as being from its accumulated bad debt reserves, the distribution would cause the Association to have additional taxable income. A distribution is deemed to have been made from accumulated bad debt reserves to the extent that (a) the reserves exceed the amount that would have been accumulated on the basis of actual loss experience, and (b) the distribution is a "non-qualified distribution." A distribution with respect to stock is a non-qualified distribution to the extent that, for federal income tax purposes, (I) it is in redemption of shares,
(ii) it is pursuant to a liquidation of the institution, or (iii) in the case of a current distribution, together with all other such distributions during the taxable year, it exceeds the institution's current and post-1951 accumulated earnings and profits. The amount of additional taxable income created by a non-qualified distribution is an amount that when reduced by the tax attributable to it is equal to the amount of the distribution.

Minimum Tax. The Code imposes an alternative minimum tax at a rate of 20%. The alternative minimum tax generally applies to a base of regular taxable income plus certain tax preferences ("alternative minimum taxable income" or "AMTI") and is payable to the extent such AMTI is in excess of an exemption amount. The Code provides that an item of tax preference is the excess of the bad debt deduction allowable for a taxable year pursuant to the percentage of taxable income method over the amount allowable under the experience method. Other items of tax preference that constitute AMTI include (a) depreciation and (b) 75% of the excess (if any) of (I) adjusted current earnings as defined in the Code, over (ii) AMTI (determined without regard to this preference and prior to reduction by net operating losses).

Net Operating Loss Carryovers. A financial institution may carry back net operating losses ("NOLs") to the preceding two taxable years and forward to the succeeding 15 taxable years. At December 31, 1998, neither the Company nor the Association had any NOL carryforwards for federal income tax purposes.

Capital Gains and Corporate Dividends-Received Deduction. Corporate net capital gains are taxed at a maximum rate of 35%. Corporations which own 20% or more of the stock of a corporation distributing a dividend may deduct 80% of the dividends received. Corporations which own less than 20% of the stock of a corporation distributing a dividend may deduct 70% of the dividends received. However, a corporation that receives dividends from a member of the same affiliated group of corporations may deduct 100% of the dividends received.

Other Matters. Federal legislation is introduced from time to time that would limit the ability of individuals to deduct interest paid on mortgage loans. Individuals are currently not permitted to deduct interest on consumer loans. Significant increases in tax rates or further restrictions on the deductibility of mortgage interest could adversely affect the Association.

The Association's federal income tax returns for the tax years ended 1996, 1997 and 1998 are open under the statute of limitations and are subject to review by the IRS.

State Taxation

The Company is subject to the Louisiana Corporation Income Tax based on its Louisiana taxable income. The Corporation Income Tax applies at graduated rates from 4% upon the first $25,000 of Louisiana taxable income to 8% on all Louisiana taxable income in excess of $200,000. For these purposes, "Louisiana taxable income" means net income which is earned within or derived from sources within the State of Louisiana, after adjustments permitted under Louisiana law, including a federal income tax deduction. In addition, the Association is subject to the Louisiana Shares Tax which is imposed on the assessed value of a company's stock. The formula for deriving the assessed value is to calculate 15% of the sum of (a) 20% of a company's capitalized earnings, plus (b) 80% of the company's taxable stockholders' equity, and to subtract from that figure 50% of the company's real and personal property assessment. Various items may also be subtracted in calculating a company's capitalized earnings. The Louisiana Shares Tax amounted to $30,000 for 1998.

Item 2.   Description of Property.

At December 31, 1998, the Company conducted its business from its headquarters at 195 North Sixth Street, Ponchatoula, Louisiana 70454 and one branch office. The estimated net book value of the electronic data processing and other office equipment owned by the Company was $70,000 at December 31, 1998. The following table sets forth certain information with respect to the offices of the Company at December 31, 1998.


                                               Net Book Value
Description/Address            Leased/Owned      of Property      Deposits

                                                     (In Thousands)

Home Office:
  195 North Sixth Street
  Ponchatoula, LA  70454         Owned              $380           $33,112

Branch Office:
  111 North Bay Street
  Amite, LA  70422               Owned              $ 98           $ 6,717

Item 3.   Legal Proceedings.

The Company and Association are involved in routine legal proceedings occurring in the ordinary course of business which, in the aggregate, are believed by management to be immaterial to the financial condition of the Company and Association.

Item 4.   Submission of Matters to a Vote of Security Holders.

Not applicable.


PART II.

Item 5.   Market for Common Equity and Related Stockholder Matters.

The information required herein is incorporated by reference from page 46 of the Company's 1998 Annual Report to Stockholders, which is included herein as Exhibit 13 ("Annual Report").

Item 6.   Management's Discussion and Analysis or Plan of Operation.

The information required herein is incorporated by reference from pages 32 to 44 of the Company's Annual Report.

Item 7.   Financial Statements.

The information required herein is incorporated by reference from pages 2 to 37 of the Company's Annual Report.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

PART III.

Item 9. Directors' and Executive Officers' Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

The information required herein is incorporated by reference from pages 2 to 5 and 7 of the Company's definitive proxy statement for the 1999 Annual Meeting of Stockholders ("Proxy Statement").

Item 10.  Executive Compensation

The information required herein is incorporated by reference from pages 8 to 12 of the Company's Proxy Statement.

Item 11.  Security Ownership of Certain Beneficial Owners and
          Management.

The information required herein is incorporated by reference from pages 5 to 7 of the Company's Proxy Statement.

Item 12.  Certain Relationships and Related Transactions.

The information required herein is incorporated by reference from pages 12 to 13 of the Company's Proxy Statement.

Item 13.  Exhibits, List and Reports on Form 8-K.

(a) Documents filed as part of this Report

  (1) The following financial statements are incorporated by reference from Item 8 hereof (see Exhibit 13 attached hereto):

      Consolidated Report of Independent Auditors

      Consolidated Statements of Financial Condition as of December 31, 1998 and 1997

      Consolidated Statements of Income for the Years Ended December 31, 1998, 1997 and 1996

      Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 1998, 1997 and 1996

      Consolidated Statements of Cash Flows for the Years Ended
      December 31, 1998, 1997 and 1996

      Notes to the Consolidated Financial Statements

  (2) All schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are omitted because of the absence of conditions under which they are required or because the required information is included in the consolidated financial statements and related notes thereto.

  (3) The following exhibits are filed as part of this Form 10-KSB and this list includes the Exhibit Index.

 No.                            Exhibits
 2.1*      Plan of Conversion and Agreement and Plan of Reorganization
 3.1*      Articles of Incorporation of Homestead Bancorp, Inc.
 3.2*      Bylaws of Homestead Bankcorp, Inc.
 4.1*      Form of Stock Certificate of Homestead Bancorp, Inc.
10.1*      1996 Stock Incentive Plan
10.2*      1996 Directors' Stock Option Plan
10.3*      1996 Management Recognition Plan - Directors
10.4*      1996 Management Recognition Plan - Officers
10.5*      Form of Employment Agreement among Homestead Bancorp, Inc.,
              Ponchatoula Homestead Savings, F.A. and Lawrence C. Caldwell, Jr., dated July 17, 1998
10.6*      Form of Employment Agreement among Homestead
              Bancorp, Inc., Ponchatoula Homestead Savings,
              F.A. and Barbara B. Theriot, dated July 17, 1998
13.1       1998 Annual Report to Stockholders
21.1       Subsidiary of Registrant
              Ponchatoula Homestead Savings, F.A. was incorporated under the laws of the State of Louisiana
27.1       Financial Data Schedule

(*) Incorporated herein by reference from the Company's Registration
    Statement on Form SB-2 (Registration No. 333-49277) filed by the Company with the SEC on April 2, 1998, as subsequently amended.

(b) The Company did not file any reports on Form 8-K during the quarter ended December 31, 1998.

                              SIGNATURES


In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             HOMESTEAD BANCORP, INC.

                             By:  /s/ Lawrence C. Caldwell, Jr.

                             Lawrence C. Caldwell, Jr.
                             President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Lawrence C. Caldwell, Jr.                           March 29, 1999
Lawrence C. Caldwell, Jr.
Director, President and Chief
  Executive Officer


/s/ Barbara B. Theriot                                  March 29, 1999
Barbara B. Theriot
Director, Secretary and Treasurer


/s/ Kelly Morse                                          March 29, 1999
Kelly Morse
Comptroller/Chief Financial Officer




/s/ Milton J. Schanzbach                                 March 29, 1999
Milton J. Schanzbach
Director, Chairman of the Board



/s/ John C. Bohning                                      March 29, 1999
John C. Bohning
Director



/s/ Allen B. Pierson                                     March 29, 1999
Allen B. Pierson, Jr.
Director



/s/ Dennis James                                         March 29, 1999
Dennis James
Director



/s/ Robert H. Gabriel                                     March 29, 1999
Robert H. Gabriel
Director