Form 10QSB
period 1999-03-31
HOMESTEAD BANCORP INC
filed 1999-05-14
CIK 1059078

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549



                            FORM 10-QSB


                QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934



                         Homestead Bancorp, Inc.
            (Exact Name of Registrant as specified in its charter)
                           (504) 386-3379

             Louisiana                                    72-1416514
(State of incorporation or organization)     (IRS Employer Identification No.)


     195 North Sixth Street
     Ponchatoula, Louisiana                                70454
(Address of principal executive office)           (including zip code)


      Securities to be registered pursuant to Section 12(b) of the Act:

                                  NONE

     Securities to be registered pursuant to Section 12(g) of the Act:

                 Common Stock, par value $.01 per share
                            (Title of Class)

                                INDEX

PART I - FINANCIAL INFORMATION

Consolidated Financial Statements:
                                                                  Page
  Consolidated Statements of Financial Condition -
     March 31, 1999 and December 31, 1998                        1 -  2

  Consolidated Statements of Income -
     for the three months ended March 31, 1999 and 1998            3

  Consolidated Statements of Stockholders' Equity
     for the three months ended March 31, 1999 and 1998            4

  Consolidated Statements of Cash Flows -
     for the three months ended March 31, 1999 and 1998          5 - 6

  Notes to Consolidated Financial Statements                     7 - 10

  Management's Discussion and Analysis of Financial
     Condition and Results of Operations                        11 - 17

Part II - OTHER INFORMATION

  Legal Proceedings                                               18

  Changes in Securities                                           18

  Defaults Upon Senior Securities                                 18

  Submission of Matters to a Vote of Security Holders             18

  Other Information                                               18

  Exhibits and Reports on Form 8-K                                18

  Signatures                                                      19


                             Homestead Bancorp, Inc. and Subsidiary
                         CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                           As of March 31, 1999 and December 31, 1998

                                            ASSETS

                                                     (UNAUDITED)         (AUDITED)
                                                      March 31,         December 31,
                                                        1999                1998
                                                     -----------        ------------
                                                               (In Thousands)

Cash and Cash Equivalents                            $       885         $       609

Interest-bearing Deposits in Other Institutions            3,688               3,094

Securities:

  Investment Securities Available
    for Sale (Amortized Cost of
    $2.6 million and $2.3 million)                         2,607               2,315

  Mortgage-Backed Securities
    Available for Sale (Amortized
    Cost of $16.1 million and $17.2 million)              16,036              17,210

  Mortgage-Backed Securities
    Held to Maturity (Fair Value of
    $9.3 million and $10.1 million)                        9,290              10,203

  Federal Home Loan Bank Stock, at Cost                    2,074               1,665
                                                     -----------         -----------
    Total Securities                                      30,007              31,393

Loans Held for Sale                                          474                 267

Loans Receivable                                          58,777              52,401
Leases Receivable                                            243                 274
                                                     -----------         -----------
    Total Loans and Leases Receivable                     59,020              52,675

  Less:  Allowance for Loan and Lease Losses                (302)               (302)
                                                     -----------         -----------
    Net Loans and Leases Receivable                       58,718              52,373

Premises and Equipment, Net                                  537                 547
Accrued Interest Receivable                                  502                 483
Other Assets                                                  48                  53
                                                     -----------         -----------
    Total Assets                                     $    94,859         $    88,819
                                                     ===========         ===========


                                1

                              LIABILITIES AND STOCKHOLDERS' EQUITY

                                                     (UNAUDITED)         (AUDITED)
                                                      March 31,         December 31,
                                                        1999                1998
                                                     -----------        ------------
                                                              (In Thousands)

Deposits                                             $    40,510         $    39,829

Advances from Borrowers for Taxes and
 Insurance                                                    48                  51

Advances from Federal Home
  Loan Bank                                               39,289              32,765

Income Taxes Payable                                         154                 141

Other Liabilities                                            120                  91
                                                     -----------         -----------
    Total Liabilities                                     80,121              72,877


Stockholders' Equity as Restated:

  Common Stock - $.01 Par Value;
    10,000,000 Shares Authorized, 1,332,870
    Shares Issued and Outstanding in 1999
    1,477,870 in 1998                                         15                  15

  Paid-in Capital in Excess of Par                        12,942              12,942


  Retained Earnings - Substantially Restricted             3,933               3,875

  Accumulated Other Comprehensive Income                     (19)                 (6)
                                                     -----------         -----------
                                                          16,871              16,826

  Treasury Stock - 145,000 shares at cost                 (1,272)                  0

  Unearned ESOP Shares                                      (828)               (851)

  Common Stock Acquired by Recognition Plans                 (33)                (33)
                                                     -----------         -----------
     Total Stockholders' Equity                           14,738              15,942
                                                     -----------         -----------
     Total Liabilities and Stockholders'
       Equity                                        $    94,859         $    88,819
                                                     ===========         ===========




                        Homestead Bancorp, Inc. and Subsidiary
                          CONSOLIDATED STATEMENTS OF INCOME

                  for the three months ended March  31, 1999 and 1998

                                                               (UNAUDITED)
                                                            THREE MONTHS ENDED
                                                                March 31,
                                                         1999            1998
                                                      ----------      ----------
                                                             (In Thousands)
Interest Income:
  Loans and Leases                                    $    1,074      $      663
  Mortgage-Backed Securities                                 378             373
  Investment Securities                                       65              44
  Other                                                       65              12
                                                      ----------      ----------
    Total Interest Income                                  1,582           1,092

Interest Expense:
  Deposits                                                   426             463
  Borrowings                                                 507             161
                                                      ----------      ----------
    Total Interest Expense                                   933             624
                                                      ----------      ----------
    Net Interest Income                                      649             468

Provision for (Recovery of) Loan and Lease
  Losses                                                       0               1
                                                      ----------      ----------
    Net Interest Income After Provision for
      (Recovery of) Loan and Lease Losses                    649             467
                                                      ----------      ----------
Noninterest Income:
  Gain on Sale of Loans                                        6              62
  Loan Fees and Service Charges                               80              61
  Other Income                                                 2               7
                                                      ----------      ----------
    Total Noninterest Income                                  88             130

Noninterest Expense:
  Compensation and Benefits                                  250             210
  Occupancy and Equipment Expense                             64              40
  Federal Insurance Premium                                    7               7
  Net Real Estate Owned Expense                                0               0
  Loss on Sale of Securities                                   8               0
  Other                                                      205             146
                                                      ----------      ----------
    Total Noninterest Expense                                534             403
                                                      ----------      ----------
    Income Before Provision for Income
      Taxes                                                  203             194

Income Taxes                                                  70              66
                                                      ----------      ----------
    Net Income                                        $      133      $      128
                                                      ==========      ==========
Per Share:

  Earnings Per Common Share                                 0.09            0.09
                                                      ==========      ==========
  Earnings Per Common Share - Assuming Dilution             0.09            0.09
                                                      ==========      ==========
  Cash Dividends Declared                                   0.05            0.09
                                                      ==========      ==========

                                3


                        Homestead Bancorp, Inc. and Subsidiary
                    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                   for the three months ended March 31, 1999 and 1998

                                                (UNAUDITED)       (AUDITED)
                                                 March 31,        March 31,
                                                   1999             1998
                                                -----------      -----------
                                                       (In Thousands)
Common Stock:
  Balance - Beginning of Period                 $        15      $        61
    Restatement due to Conversion                        --              (47)
                                                -----------      -----------
  Balance - Beginning of Period as Restated     $        15               14
                                                -----------      -----------

  Balance - End of Period                       $        15      $        14
                                                ===========      ===========

Paid-in Capital in Excess of Par:
  Balance - Beginning of Period                 $    12,942      $     2,017
    Restatement due to Conversion                        --               47
                                                -----------      -----------
  Balance - Beginning of Period as Restated          12,942            2,064
                                                -----------      -----------
    Exercise of Stock Options                            --                1
    Dividends Declared and Waived
      by Holding Company                                 --               91

  Balance - End of Period                       $    12,942      $     2,156
                                                ===========      ===========

Retained Earnings:
  Balance - Beginning of Period                 $     3,875      $     3,734
    Net Income                                          133              128
    Cash Dividends Declared and Paid                    (75)             (30)
    Dividends Declared and Waived
      by Holding Company                                 --              (91)
                                                -----------      -----------

  Balance - End of Period                       $     3,933      $     3,741
                                                ===========      ===========

Treasury Stock
  Balance - Beginning of Period                 $        --      $        --
    Repurchase of Stock                              (1,272)              --
                                                -----------      -----------
  Balance - End of Period                       $    (1,272)     $        --
                                                ===========      ===========

Accumulated Other Comprehensive Income:
  Balance - Beginning of Period                 $        (6)     $       (35)
    Net Change in Unrealized Gain (Loss)                (13)              50
                                                -----------      -----------

  Balance - End of Period                       $       (19)     $        15
                                                ===========      ===========

Unearned Employee Stock Ownership
  Plan Shares:
  Balance - Beginning of Period                 $      (851)     $        --
    Shares Released for Allocation                       23               --
                                                -----------      -----------

  Balance - End of Period                       $      (828)     $        --
                                                ===========      ===========

Director & Management Recognition Plans:
  Balance - Beginning of Period                 $       (33)             (42)
                                                -----------      -----------

  Balance - End of Period                       $       (33)     $       (42)
                                                ===========      ===========

Comprehensive Income:
  Net Income                                    $       133      $       128

  Other Comprehensive Income, Net of Tax:

    Unrealizied Gains (Losses) on
      Securities Available for Sale                     (13)              50

    Reclassification Adjustments                          8               --
                                                -----------      -----------

  Total Comprehensive Income                    $       128      $       178
                                                ===========      ===========


                        Homestead Bancorp, Inc. and Subsidiary
                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                  for the three months ended March 31, 1999 and 1998


                                                                       (UNAUDITED)
                                                                        March 31
                                                               ---------------------------
                                                                 1999              1998
                                                               ---------         ---------
Cash Flows From Operating Activities:
  Net Income                                                   $     133         $     128
  Adjustments to Reconcile Net Income
    to Net Cash Provided by (Used in)
    Operating Activities:
      Depreciation                                                    10                 9
      Provision for (Recovery of)
        for Loan and Lease Losses                                      0                 1
      Loss on Sale of Real Estate Owned                               --                 0
      Net Amortization of Premiums on Securities                      41                18
      Realizied Loss on Sale of Securities                             8                --
      Stock Dividends on Federal Home
        Loan Bank Stock                                              (26)               (9)
      Net (Increase) Decrease in Loans
        Held for Sale                                               (207)             (772)
      Change in Assets and Liabilities
        (Increase) Decrease in Accrued
          Interest Receivable                                        (19)              (10)
        (Increase) Decrease in Other
          Assets                                                       5                89
        Increase (Decrease) in Income
          Taxes Payable                                               13               (36)
        Increase (Decrease) in Other
          Liabilities                                                 29                99
                                                               ---------         ---------

           Net Cash Provided by (Used in) Operating Activities      (13)              (483)

Cash Flows From Investing Activities:
  Purchases of Property and Equipment                                  0                (1)
  Maturities of Investment Securities                                400               300
  Purchases of Investment Securities                                (700)             (300)
  Maturities of Mortgage-Backed Securities                         2,023             1,221
  Purchases of Mortgage-Backed
    Securities                                                      (946)             (339)
  Proceeds from Sale of securities available for sale                955                 0
    Net (Increase) Decrease in Loans and Leases
      Receivable                                                  (6,321)           (1,570)
                                                              ----------        ----------

          Net Cash Provided by (Used in) Investing Activities     (4,589)             (689)


                                          5


                                                                       (UNAUDITED)
                                                                        March 31
                                                              ----------------------------
                                                                 1,999             1,998
                                                              ----------        ----------
Cash Flows From Financing Activities:
  Acquisition of Treasury Stock                                   (1,272)               --
  Net Increase (Decrease) in Money Market Accounts,
    NOW Accounts and Savings Accounts                                569              (154)
  Net Increase (Decrease) in Certificates
    of Deposit                                                       112              (575)
  Proceeds from (Repayment of) Federal Home
    Loan Bank Advances                                             6,524             2,400
  Increase (Decrease) in Advances from
    Borrowers for Taxes and Insurance                                 (3)               (2)
  Dividends Paid on Common Stock                                     (75)              (30)
  Purchase of Federal Home Loan Bank Stock                          (383)             (111)
                                                              ----------        ----------

             Net Cash Provided by (Used In)
               Financing Activities                                5,472             1,528
                                                              ----------        ----------

Net Increase (Decrease) in Cash and
  Cash Equivalents                                                   870               356

Cash and Cash Equivalents -
  Beginning of Period                                              3,703             1,254
                                                              ----------        ----------

Cash and Cash Equivalents -
  End of Period                                               $    4,573        $    1,610
                                                              ==========        ==========


Supplemental Disclosures of Cash flow
  Information:
    Cash Payments for:
      Interest Paid to Depositors                             $      426        $      463
                                                              ==========        ==========
      Interest Paid on Borrowings                             $      507        $      161
                                                              ==========        ==========
      Income Taxes                                            $       63        $      143
                                                              ==========        ==========

Supplemental Schedules of Noncash
  Investing and Financing Activities:
    Real Estate Acquired in Settle-
      ment of Loans and Leases                                $       --        $       --
                                                              ==========        ==========

    Increase (Decrease) in Unrealized Gain (Loss)
      on Securities Available for Sale                        $      (13)       $       78
                                                              ==========        ==========

    (Increase) Decrease in Deferred Tax
      Effect on Unrealized Gain (Loss) on Securities
      Available for Sale                                      $       (4)       $       26
                                                              ==========        ==========



                                6

             Homestead Bancorp, Inc. and Subsidiary

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (Unaudited)
                         March 31, 1999

Note 1 - Basis of Presentation -

     The accompanying consolidated financial statements for the period ended March 31, 1999 include the accounts of Homestead Bancorp, Inc. (the "Company") and its wholly owned subsidiary, Ponchatoula Homestead Savings, F.A. (the "Association"). Currently, the business and management of Homestead Bancorp, Inc. is primarily the business and management of the Association. All significant intercompany transactions and balances have been eliminated in the consolidation.

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

     Comprehensive Income

     The Financial Accounting Standards Board issued Statement No. 130 "Reporting Comprehensive Income", which becomes effective for fiscal years beginning after December 15, 1997. This statement establishes standards for reporting and display of comprehensive income and its components which are revenues, expenses, gains, and losses that under GAAP are included in comprehensive income but excluded from net income. The Company adopted this statement in 1998. The components of comprehensive income are disclosed in the Statement of Changes in Stockholders' Equity for all periods presented.

Note 2 - Employee Stock Ownership Plan -

     The Company sponsors a leveraged employee stock ownership plan (ESOP) that covers all employees who have at least six months of service with the Company, and obtained age 20. The ESOP shares initially were pledged as collateral for its debt. The debt is being repaid based on a ten-year amortization and the shares are being released for allocation to active employees annually over the ten-year period. The shares pledged as collateral are deducted from stockholder's equity as unearned ESOP shares in the accompanying balance sheets. ESOP compensation expense was $18,000 for the three months ended March 31, 1999 based on the annual release of shares.

Note 3 - Dividends and Earnings Per Share -

     The Company declared a quarterly dividend of $.05 for the first quarter of 1999. Total dividends paid to stockholders in the first three months of 1999 was $75,000.

     Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding, which is 1,421,037 for the three month period ended March 31, 1999. Earnings per common share - assuming dilution, are computed by dividing net income by the weighted average number of shares of common stock outstanding plus the effect of diluted securities, which was 1,442,114 for the three month period ended March 31, 1999. Earnings per share for the prior periods have been restated to reflect the transactions of the conversion.

Note 4 - Stock Option and Management Recognition Plans -

     1996 Stock Incentive Plan

     This program was designed to attract and retain qualified personnel in key positions, provide key employees with a proprietary interest in the Association an incentive to contribute to the success of the Association and reward key
employees for outstanding performance.   An aggregate of 10,782
shares of authorized but unissued Common Stock of the Association was reserved for issuance under the Plan, which is equal to 7.5% of Common Stock issued to the public in connection with the formation of the mutual holding company ("the offering"). The exercise price of each option equals the market price of the Association's stock on the date of grant and an option's maximum term is 10 years. Options are granted and vested at the discretion of the Compensation Committee. Ninety percent of the
options were granted on July 10, 1996.   Subsequent to the
conversion on July 19, 1998, the total number of shares outstanding in the Plan were increased to reflect the exchange ratio. At March 31, 1999, shares available for grant under this plan including exchange shares amounted to 3,926 shares.

     1996 Directors' Stock Option Plan

     In order to attract and retain qualified directors for the Association, the Board of Directors and stockholders of the Association have adopted the 1996 Directors' Stock Option Plan. An aggregate of 3,594 shares of authorized but unissued Common Stock of the Association was reserved for issuance under the Directors' Stock Option Plan, which is equal to 2.5% of the Common Stock of the Association issued in the offering. The exercise price of each option equals the market price of the Association's stock on the date of grant and an option's maximum term is 10 years. Ninety percent of the options were granted on the date the Plan was approved by the stockholders of the Association, which was April 10, 1996. The options become exercisable after six months from the grant date. The remaining ten percent were granted one year after approval by stockholders, which was April 10, 1997. All options were exercised prior to July 19, 1998.

     1996 Management Recognition Plan for Officers

     The objective of this plan is to enable the Association to provide officers and key employees with a proprietary interest in the Association as compensation for their contributions to the Association and as an incentive to contribute to the Association's future success. An aggregate of 4,312 shares of authorized Common Stock of Ponchatoula was issued to the Management Recognition Plan for Officers, which is equal to 3.0% of the Common Stock of the Association issued in the offering. The awards are allocated at the discretion of the Committee.

Shares vest at the rate of 20% on each annual anniversary date.
Subsequent to the conversion on July 19, 1998, the total number of granted but unvested shares were increased to reflect the exchange ratio.

     1996 Management Recognition Plan for Directors

     The objective of this plan is to enable the Association to provide non-employee directors with a proprietary interest in the Association as compensation for their contributions to the Association and as an incentive to contribute to the
 Association's  future  success.   An  aggregate  of 1,434 shares
of authorized Common Stock of the Association was issued to the Management Recognition Plan for Directors, which is equal to 1.0% of the Common Stock of the Association issued in the offering. Ninety percent of the awards were granted on the date the Plan was approved by the stockholders of the Association, which was April 10, 1996. The remaining 144 shares were granted April 10,
1997.   Shares vest at the rate of 20% on each annual anniversary
date. Subsequent to the conversion on July 19, 1998, the total number of granted but unvested shares were increased to reflect the exchange ratio.


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

             Homestead Bancorp, Inc. and Subsidiary

              Managements Discussion and Analysis
        Of Financial Condition and Results of Operations

                         March 31, 1999

                            General

    The following discussion compares the consolidated financial condition of Homestead Bancorp, Inc. (the "Company") and Subsidiary, Ponchatoula Homestead Savings, F.A. (the "Association") at March 31, 1999 to December 31, 1998 and the results of operations for the three months ended March 31, 1999 with the same period in 1998. Currently, the business and management of Homestead Bancorp, Inc. is primarily the business and management of the Association. This discussion should be read in conjunction with the interim consolidated financial statements and footnotes included herein.

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

                 Changes in Financial Condition

     At March 31, 1999, the Company's total assets, deposits and equity amounted to $94.9 million, $40.5 million, and $14.7 million respectively compared to $88.8 million, $39.8 million, and $15.9 million respectively at December 31, 1998. The increase in total assets of $6.1 million or 6.9% was due primarily to an increase of $6.3 million in the net loan and lease portfolio.
The increase of 12.1% in net loan and lease portfolio was due to new loan originations exceeding new loan sales and repayment, combined with the Company retaining a greater number of fixed rate loans in its loan portfolio. Interest-bearing deposits in other institutions increased $594,000 during the first three months to $3.7 million. Investments in Mortgage-Backed securities decreased in the first three months of 1999 by $2.1 million or 7.6%, due to repayment of Mortgage-Backed securities exceeding new purchases. Investment in Federal Home Loan Bank stock increased in the first three months of 1999 by $409,000 or 24.6%, due to the purchase of additional Federal Home Loan Bank stock to facilitate the long term borrowing from Federal Home Loan Bank.

     The Company's short term borrowing from the Federal Home Loan Bank decreased during the first three months of 1999 by $100,000 or 1.1%. Homestead uses the proceeds from short term borrowing to finance the purchase of mortgage-backed securities. The Company's long term borrowing from the Federal Home Loan Bank increased during the first three months of 1999 by $6.6 million.

Homestead uses the proceeds from long term borrowing to fund long term fixed rate mortgages. Deposits with the Company have increased by $681,000 or 1.7% in the first three months of 1999, due to the stability and securities of the deposit as an investment, compared to other investment opportunities. The equity of the Company decreased $1.2 million or 7.6% in the first three months of 1999, due primarily to repurchase of the Company's Common Stock in the stock repurchase plan. At March 31, 1999 the Company had repurchased $1.3 million of it's Common Stock, this amount appears in the Equity Section of the Statement of Financial Condition, as Treasury Stock. Other factors which contributed to the decrease in equity were an increase in unrealized loss on available for sale securities of $13,000 combined with dividends paid out of $75,000 offset by net income of $133,000.

                            Capital

     The Association is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory---and possible additional discretionary---actions by regulators that, if undertaken, could have a direct material effect on the Association's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Association must meet specific capital guidelines that involve quantitative measures of the Association's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Association's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weighing, and other factors.


     Quantitative measures established by regulation to ensure capital adequacy require the Association to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of March 31, 1999, that the Association meets all capital adequacy requirements to which it is subject.


     As of March 31, 1999, the most recent notification categorized the Association as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Association must maintain minimum total risk-based, Tier I risk based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

The Association's actual capital amounts and ratios are also presented in the table.

                                                                                        To Be Well
                                                                                     Capitalized Under
                                                             For Capital             Prompt Corrective
                                      Actual              Adequacy Purposes:        Action Provisions:
                               -------------------       --------------------      ---------------------
                                Amount      Ratio         Amount      Ratio        Amount        Ratio
                               --------    -------       --------     -------      --------      -------
                                                       (Dollars in Thousands)

As of March 31, 1999:
Total Capital (to Risk
     Weighted Assets)          $ 11,171     27.59%       $ 3,239 >/=  8.0%         $ 4,048   >/=  10.0%
Tier I Capital (to Risk
     Weighted Assets)          $ 10,901     26.92%       $ 1,619 >/=  4.0%         $ 2,429   >/=   6.0%
Tier I Capital (to Average
     Assets)                   $ 10,901     11.74%       $ 3,714 >/=  4.0%         $ 4,642   >/=   5.0%



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


                     Results of Operations

     Net income for the first three months of 1999 was $133,000 compared to $128,000 for the same period of 1998. The increase in net income of $5,000 or 3.9%, was primarily due to an increase in net interest income after provision for recovery of loan and lease losses of $182,000 or 39%, offset by a decrease in non-interest income of $42,000 or 32.3%, with an increase in non-interest expense of $131,000 or 32.5%, and an increase of $4,000 or 6.14% in income tax expense. The decrease in non-interest income is due to a decrease in gain on sale of loans of $56,000 or 90.3%, due to a decrease in the volume of loans sold , offset by an increase in loan fees and service charges of $19,000 of 31.1%. The increase in loan fees and service charges is due to the increased loan volume. The increase in total non-interest expense was attributable to an increase of $40,000 in compensation expense combined with an increase of $59,000 in other non-interest expense. The increase in other non-interest expense is attributable to the increase of professional fees and services, in connection with the increased loan volume. The increase in compensation expense of $40,000 is due to an increase of $18,000 in ESOP compensation expense combined with an increase in employee compensation.

                      Net Interest Income

     The primary source of earnings for the Company is net interest income; the difference between income generated from interest-earning assets less interest expense on interest-bearing liabilities. The primary factors that affect interest income are changes in the volume and type of interest-earning assets and interest-bearing liabilities, along with changes in market rates. Net interest income for the first three months of 1999 was $649,000 an increase of $181,000 or 38.8% over the same period of 1998. This increase in net interest income was primarily attributable to an increase in interest income of $490,000 or 44.9%, offset by an increase in interest expense of $309,000 or 49.5% over the same period of 1998. The increase in interest income was due to an increase in interest received from the Company's loan and lease portfolio, combined with an increase in interest earned on mortgage-backed securities and investment securities. Interest rate spread is the yield of interest-earning assets minus the costs of interest-bearing liabilities.
The interest rate spread for the three months ended March 31, 1999 was 2.13% as compared to 2.81% for the same period in 1998.

     The table of Consolidated Average Balance Sheets and Interest Rate Analysis for the three months ended March 31, 1999 and 1998 on page 16, and the corresponding table of Interest Differentials on page 17, detail the effect of a change in average balances and the change in interest yield and interest cost have on net interest income for the respective periods.

                     Nonperforming Assets

     Nonperforming assets include non-accrual loans and leases and real estate owned. Loans are considered non-accrual when the principal or interest becomes 90 days past due or when there is uncertainty about the repayment of the principal and interest in accordance with the terms of the loans. Non-accrual loans at March 31, 1999 were $337,000 compared to $168,000 at March 31, 1998. The percentage of non-accrual loans and leases to total loan and leases at March 31, 1999 is .57% up from .56% at March 31, 1998.

     Real estate owned is properties held for sale acquired through foreclosure or negotiated settlements of debt. At March 31, 1999 and 1998 the Association had no real estate owned. Nonperforming assets at March 31, 1999 were .36% of total assets compared to .26% at March 31, 1998.

                           Year 2000

     The Company began the process of preparing its computer systems and applications for the Year 2000 in 1997. The process involves identifying and resolving date recognition problems in computer systems and software, and to a lesser extent, other operating equipment, that could be caused by the date change from December 31, 1999 to January 1, 2000.

The Company has completed its review of all business processes that could be affected by the Year 2000 issue. The review revealed that substantially all vendors which service the Company have provided regular updates as to their progress in becoming Year 2000 compliant. The Company keeps track of the vendors' compliance efforts. Management approved a $10,000 budget for future Year 2000 compliance issue that may surface. This amount is in addition to the $12,000 of past expenditures regarding the Company's Year 2000 compliance. Management does not believe that issues related to the Year 2000 are reasonably likely to have or will have a material effect on the Company's liquidity, capital resources, or results of operation.

   However, management's ability to predict the results or the effects of Year 2000 issues is inherently uncertain and subject to factors that may cause actual results to materially differ from those anticipated. Factors that could affect actual results include the possibility that contingency plans and remediation efforts will not operate as intended, the Company's failure to timely or completely identify all software and hardware applications that require remediation, unexpected costs, and the general uncertainty associated with the impact of Year 2000 issues on the banking industry, the Company's customers, vendors, and others with whom it conducts business. Readers are cautioned not to place undue reliance on these forward looking statements.


                     Homestead Bancorp, Inc. and Subsidiary
         CONSOLIDATED AVERAGE BALANCE SHEETS AND INTEREST RATE ANALYSIS
               for the three months ended March 31, 1999 and 1998


                                                                 Three months Ended                     Three months Ended
                                                                  March 31, 1999                          March 31, 1998

                                                           AVERAGE                    YIELD/      AVERAGE                 YIELD/
                                                           BALANCE      INTEREST      RATE        BALANCE     INTEREST     RATE
                                                          ----------------------------------    --------------------------------
                                                               (In Thousands)                         (In Thousands)
Interest - Earning Assets:

  Loans and Leases Receivable                             $   56,222       1,074     7.64%      $   29,794        663      8.89%
  Mortgage - Backed Securities                                25,966         378     5.83%          24,174        373      6.17%
  Investment Securities                                        4,626          65     5.62%           3,168         44      5.58%
  Other Interest - Earning Assets                              5,621          65     4.63%             698         12      6.88%
                                                          ----------------------------------    --------------------------------
  Total Interest - Earning Assets                         $   92,435       1,582     6.85%      $   57,834      1,092      7.55%

Noninterest - Earning Assets                                   2,443                                 1,316
                                                          ----------                            ----------
  Total Assets                                            $   94,878                            $   59,150
                                                          ==========                            ==========

Interest - Bearing Liabilities:

  Deposits                                                $   40,323         426     4.23%      $   41,767        463      4.43%
  Federal Home Loan Bank Advances                             38,792         507     5.23%          10,858        161      5.94%
                                                          ----------------------------------    --------------------------------
  Total Interest-bearing Liabilities                      $   79,115         933     4.72%      $   52,625        624      4.74%

Noninterest - Bearing Liabilities                                465                                   465
                                                          ----------                            ----------
  Total Liabilities                                       $   79,580                            $   53,090
                                                          ==========                            ==========

Stockholders' Equity                                      $   15,298                            $    6,060
                                                          ----------                            ----------
  Total Liabilities and Stockholders' Equity              $   94,878                            $   59,150
                                                          ==========                            ==========

Net Interest Income; Interest Rate Spread                                 $  649     2.13%                     $  468      2.81%
                                                                          ================                     =================

Net Interest Margin as a % of Total Earning Assets                                   2.81%                                 3.24%
                                                                                    ======                                ======

                                16


                     Homestead Bancorp, Inc. and Subsidiary
                            INTEREST DIFFERENTIALS

               for the three months ended March 31, 1999 and 1998

                                                        March 31, 1999 VS March 31, 1998

                                                CHANGE DUE TO                            TOTAL
                                                    VOLUME               RATE           CHANGE
                                                -----------------------------------------------
                                                                    (In Thousands)
Interest - Earning Assets:

  Loans and Lease Receivable                    $     516            $  (105)          $   411
  Mortgage-Backed Securities                           27                (22)                5
  Investment Securities                                20                  1                21
  Other Interest-Earning assets                        58                 (5)               53

    Total Interest Income                       $     621            $  (131)          $   490


Interest - Bearing Liabilities:

  Deposits                                      $     (16)           $   (21)          $   (37)
  Federal Home Loan Bank Advances                     368                (22)              346
                                                ----------           --------          --------
    Total Interest Expense                      $     352            $   (43)          $   309


Increase (Decrease) in Interest Differential    $     973            $  (174)          $   799
                                                ==========           ========          ========




                   Homestead Bancorp, Inc. and Subsidiary
                                 FORM 10-QSB

                    Three  Months Ended March 31, 1999


                         PART II - OTHER INFORMATION


Item 1    -Legal Proceedings:

  There are no matters required to be reported under this item.


Item 2    -Changes in Securities:

  There are no matters required to be reported under this item.


Item 3    -Defaults Upon Senior Securities:

  There are no matters required to be reported under this item.


Item 4    -    Submission of Matters to a Vote of Security Holders.

  There are no matters required to be reported under this item.

Item 5    -Other Information:

  There are no matters required to be reported under this item.


Item 6    -Exhibits and Reports on Form 8-K:

  a.) Exhibits:

        No exhibits were filed on Form 8-K by the Registrant during the quarter ended March 31, 1999.

        Exhibit 27 - Financial Data Schedule

  b.) Reports:

        No reports on Form 8-K were filed by the Registrant during the quarter ended March 31, 1999.

                             SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         Homestead Bancorp, Inc



Date: May 14, 1999                  BY /s/Lawrence C. Caldwell, Jr.

                                       Lawrence C. Caldwell, Jr.
                                       President and Chief Executive Officer






Date: May 14, 1999                  BY /s/Kelly Morse

                                       Kelly Morse
                                       Comptroller