Form 10QSB
period 1999-06-30
HOMESTEAD BANCORP INC
filed 1999-08-17
CIK 1059078

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

                                     INDEX

PART I - FINANCIAL INFORMATION

Consolidated Financial Statements:
                                                                Page
  Consolidated Statements of Financial Condition -
    June 30, 1999 and December 31, 1998                        1 -  2

  Consolidated Statements of Income -
    for the three and six month periods  ended
    June 30, 1999 and 1998                                        3

  Consolidated Statements of Stockholders' Equity
    for the six months ended June 30, 1999
    and 1998                                                    4 - 5

  Consolidated Statements of Cash Flows -
    for the six months ended June 30, 1999
    and 1998                                                    6 - 7

  Notes to Consolidated Financial Statements                    8 - 11

  Management's Discussion and Analysis of Financial
    Condition and Results of Operations                        12 - 18

Part II - OTHER INFORMATION

  Legal Proceedings                                                  19

  Changes in Securities                                              19

  Defaults Upon Senior Securities                                    19

  Submission of Matters to a Vote of Security
    Holders                                                          19

  Other Information                                                  19

  Exhibits and Reports on Form 8-K                                   19

  Signatures                                                         20


                     Homestead Bancorp, Inc. and Subsidiary
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                    As of June 30, 1999 and December 31, 1998

                                       ASSETS
                                                           (UNAUDITED)        (AUDITED)
                                                            June 30,         December 31,
                                                              1999              1998
                                                                   (In Thousands)

Cash and Cash Equivalents                                   $      376         $     609

Interest-bearing Deposits in Other Institutions                  3,938             3,094

Securities:

     Investment Securities Available
        for Sale (Amortized Cost of
        $2.6 million and $2.3 million)                           2,592             2,315

     Mortgage-Backed Securities
        Available for Sale (Amortized
        Cost of $25.2 million and $17.2 million)                24,888            17,210

     Mortgage-Backed Securities
        Held to Maturity (Fair Value of
        $-0- and $10.1 million)                                     --            10,203

     Federal Home Loan Bank Stock, at Cost                       2,344             1,665

        Total Securities                                        29,824            31,393

Loans Held for Sale                                                413               267

Loans Receivable                                                63,150            52,401
Leases Receivable                                                  238               274

        Total Loans and Leases Receivable                       63,388            52,675

     Less:  Allowance for Loan and Lease Losses                   (292)             (302)

        Net Loans and Leases Receivable                         63,096            52,373

Real Estate Owned                                                   97                --
Premises and Equipment, Net                                        550               547
Accrued Interest Receivable                                        498               483
Other Assets                                                        92                53

        Total Assets                                        $   98,884         $  88,819





        LIABILITIES AND STOCKHOLDERS' EQUITY

                                                           (UNAUDITED)        (AUDITED)
                                                            June 30,         December 31,
                                                              1999              1998
                                                                   (In Thousands)
Deposits                                                    $   40,031         $  39,829

Advances from Borrowers for Taxes and
     Insurance                                                      59                51

Advances from Federal Home
     Loan Bank                                                  44,865            32,765

Income Taxes Payable                                               115               141

Other Liabilities                                                  110                91

        Total Liabilities                                       85,180            72,877


Stockholders' Equity as Restated:

     Common Stock - $.01 Par Value;
        10,000,000 Shares Authorized, 1,213,829
        Shares Issued and Outstanding in 1999
        1,477,870 in 1998                                           15                15

     Paid-in Capital in Excess of Par                           12,931            12,942


     Retained Earnings - Substantially Restricted                3,991             3,875

     Accumulated Other Comprehensive Income                       (183)               (6)

                                                                16,754            16,826

     Treasury Stock - 219,183 shares at cost                    (1,861)                0

     Unearned ESOP Shares                                         (806)             (851)

     Common Stock Acquired by Recognition Plans                   (383)              (33)

        Total Stockholders' Equity                              13,704            15,942

        Total Liabilities and Stockholders'
            Equity                                          $   98,884         $  88,819





               Homestead Bancorp, Inc. and Subsidiary
                 CONSOLIDATED STATEMENTS OF INCOME

         for the three and six months ended June 30, 1999 and 1998



                                          (UNAUDITED)              (UNAUDITED)
                                        THREE MONTHS ENDED       SIX MONTHS ENDED
                                           June 30,                 June 30,
                                        1999       1998          1999       1998
                                         (In Thousands)           (In Thousands)

Interest Income:
  Loans and Leases                    $  1,165   $    727      $  2,240   $  1,390
  Mortgage-Backed Securities               350        365           728        738
  Investment Securities                     68         44           139         88
  Other                                     32         34            90         46

    Total Interest Income                1,615      1,170         3,197      2,262

Interest Expense:
  Deposits                                 418        467           845        930
  Borrowings                               560        253         1,067        414

    Total Interest Expense                 978        720         1,912      1,344

    Net Interest Income                    637        450         1,285        918

Provision for (Recovery of) Loan and
   Lease Losses                             (6)        15            (6)        16

    Net Interest Income After Provision
        for (Recovery of) Loan and
        Lease Losses                       643        435         1,291        902

Noninterest Income:
  Gain on Sale of Loans                     13         20            19         82
  Loan Fees and Service Charges             73         97           153        158
  Other Income                               2         19             5         26

    Total Noninterest Income                88        136           177        266

Noninterest Expense:
  Compensation and Benefits                277        243           527        453
  Occupancy and Equipment Expense           39         37            84         77
  Federal Insurance Premium                  6          4            12         11
  Net Real Estate Owned Expense              1          0             1          0
  Loss on Sale of Securities                 0          0             8          0
  Other                                    225        166           450        312

    Total Noninterest Expense              548        450         1,082        853

    Income Before Provision for Income
        Taxes                              183        121           386        315

Income Taxes                                65         41           135        107

    Net Income                        $    118   $     80      $    251   $    208

Per Share:
  Earnings Per Common Share               0.10       0.06          0.19       0.15

  Earnings Per Common Share -
    Assuming Dilution                     0.08       0.05          0.17       0.14

  Cash Dividends Declared                 0.05       0.08          0.10       0.16




                 Homestead Bancorp, Inc. and Subsidiary
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                  for the six months ended June 30, 1999 and 1998


                                            (UNAUDITED)           (AUDITED)
                                              June, 30             June, 30
                                                1999                 1998
                                                     (In Thousands)
Common Stock:
  Balance - Beginning of Per                   $     15             $     61
    Restatement due to Conversion                    --                  (47)
  Balance - Beginning of Period as Restated          15                   14

  Balance - End of Period                      $     15             $     14

Paid-in Capital in Excess of Par:
  Balance - Beginning of Per                   $ 12,942             $  2,017
    Restatement due to Conversion                    --                   47
  Balance - Beginning of Period as Restated      12,942                2,064
    Exercise of Stock Options                         2                    1
    Quarterly Release of Shares                     (13)                 ---
    Dividends Declared and Waived
      by Holding Company                             --                  182

  Balance - End of Period                      $ 12,931             $  2,247

Retained Earnings:
  Balance - Beginning of Per                   $  3,875             $   3,734
    Net Income                                      251                  208
    Cash Dividends Declared and Paid               (145)                 (60)
    Dividends on ESOP Shares                         10                  ---
    Dividends Declared and Waived
        by Holding Company                           --                 (182)

  Balance - End of Period                      $  3,991             $  3,700

Treasury Stock
  Balance - Beginning of Per                   $     --             $     --
    Repurchase of Stock                          (1,861)                  --

  Balance - End of Period                      $ (1,861)            $     --

Accumulated Other Comprehensive Income:
  Balance - Beginning of Per                   $     (6)            $    (35)
    Transfer of securities from
      Held-to-Maturity
      to Available-for-Sale                          (4)                  --
    Net Change in Unrealized Gain (Loss)           (173)                  39

  Balance - End of Period                      $   (183)            $      4






                                            (UNAUDITED)           (AUDITED)
                                              June, 30             June, 30
                                                1999                 1998
                                                      (In Thousands)
Unearned Employee Stock Ownership
  Plan Shares:
  Balance - Beginning of Per                   $   (851)            $     --
    Shares Released for Allocation                   45                   --

  Balance - End of Period                      $   (806)            $     --

Director & Management Recognition Plans:
  Balance - Beginning of Per                   $    (33)                 (42)
    Exercise of Stock Options                         2                    2
    Fund 1999 Recognition Plan                     (352)                  --


  Balance - End of Period                      $   (383)            $    (40)

Comprehensive Income:
  Net Income                                   $    251             $    208

  Other Comprehensive Income, Net of Tax:

    Unrealizied Gains (Losses) on Securities
      Available for Sale                           (183)                  39

    Reclassification Adjustments                      8                   --

  Total Comprehensive Income                   $     76             $    247




                     Homestead Bancorp, Inc. and Subsidiary
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                 for the six months ended June 30, 1999 and 1998


                                                                     (UNAUDITED)
                                                                       June 30
                                                                 1999            1998
Cash Flows From Operating Activities:
  Net Income                                                 $   251         $   208
  Adjustments to Reconcile Net Income
    to Net Cash Provided by (Used in) Operating
    Activities:
      Depreciation                                                20              16
      Provision for (Recovery of)
        for Loan and Lease Losses                                 (6)             16
      Loss on Sale of Real Estate Owned                           --              --
      Net Amortization of Premiums on Securities                  68              41
      Realizied Loss on Sale of Securities                         8              --
      Stock Dividends on Federal Home
        Loan Bank Stock                                          (54)            (22)
      Net (Increase) Decrease in Loans
        Held for Sale                                           (146)            780

      Change in Assets and Liabilities
        (Increase) Decrease in Accrued
          Interest Receivable                                    (15)            (37)
        (Increase) Decrease in Other
          Assets                                                 (39)           (145)
        Increase (Decrease) in Income
          Taxes Payable                                          (26)            (73)
        Increase (Decrease) in Other
          Liabilities                                            113              17

            Net Cash Provided by (Used in) Operating Activ       174             801

Cash Flows From Investing Activities:
  Purchases of Property and Equipment                            (23)            (29)
  Maturities of Investment Securities                            700             600
  Purchases of Investment Securities                            (998)           (300)
  Maturities of Mortgage-Backed Securities                     4,754           2,557
  Purchases of Mortgage-Backed
    Securities                                                (3,499)         (1,786)
  Proceeds from Sale of securities available for sale            955              --
  Net (Increase) Decrease in Loans and Leases
    Receivable                                               (10,814)        (10,011)

            Net Cash Provided by (Used in) Investing Activ    (8,925)         (8,969)





                                                                    (UNAUDITED)
                                                                       June 30,
                                                                1999            1998
Cash Flows From Financing Activities:
  Acquisition of Treasury Stock                               (1,861)             --
  Acquistion of shares for Recognition Plan                     (319)             --
  MRP Shares Earned                                                2               2
  Net Increase (Decrease) in Money Market Accounts,
    NOW Accounts and Savings Accounts                             30          11,363
  Net Increase (Decrease) in Certificates
    of Deposit                                                   172            (812)
  Proceeds from (Repayment of) Federal Home
    Loan Bank Advances                                        12,100          11,928
  Increase (Decrease) in Advances from
    Borrowers for Taxes and Insurance                              8               5
  Dividends Paid on Common Stock                                (145)            (60)
  Purchase of Federal Home Loan Bank Stock                      (625)           (581)

            Net Cash Provided by (Used In)
                 Financing Activities                          9,362          21,845

Net Increase (Decrease) in Cash and
  Cash Equivalents                                               611          13,677

Cash and Cash Equivalents -
  Beginning of Period                                          3,703           1,254

Cash and Cash Equivalents -
  End of Period                                              $ 4,314         $14,931



Supplemental Disclosures of Cash flow
  Information:
    Cash Payments for:
      Interest Paid to Depositors                            $   845         $   930

      Interest Paid on Borrowings                            $ 1,067         $   414

      Income Taxes                                           $   167         $    78

Supplemental Schedules of Noncash
  Investing and Financing Activities:
    Real Estate Acquired in Settle-
      ment of Loans and Leases                               $    97         $    --

    Increase (Decrease) in Unrealized Gain (Loss)
      on Securities Available for Sale                       $  (268)        $    39

    (Increase) Decrease in Deferred Tax
      Effect on Unrealized Gain (Loss) on Securities
      Available for Sale                                     $   (91)        $   (13)



               Homestead Bancorp, Inc. and Subsidiary

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Unaudited)
                            June 30, 1999

Note 1 - Basis of Presentation -

     The accompanying consolidated financial statements for the period ended June 30, 1999 include the accounts of Homestead Bancorp, Inc. (the "Company") and its wholly owned subsidiary, Homestead Bank (the "Association"), Ponchatoula Homestead Savings, F.A. changed it's name to Homestead Bank on July 1, 1999. Currently, the business and management of Homestead Bancorp, Inc. is primarily the business and management of the Association. All significant intercompany transactions and balances have been eliminated in the consolidation.

     On February 5, 1998, Homestead Bank (The Association) incorporated Homestead Bancorp, Inc. (The "Company") to facilitate the conversion of Homestead Mutual Holding Company (the "MHC") from mutual to stock form (the Conversion). In connection with the Conversion, the Company offered its common stock to the depositors and borrowers of the Association as of specified dates, to an employee stock ownership plan and to members of the general public. Upon consummation of the Conversion on July 17, 1998, the MHC merged into the Association, the Association then merged with an interim subsidiary of the Company (with the Association as the surviving entity). All of the Association's outstanding common stock (other than shares held by the MHC, which were cancelled) was exchanged for common stock of the Company, and the Company became the holding company for the Association and issued shares of common stock to the general public.

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

     Comprehensive Income

     The Financial Accounting Standards Board issued Statement No. 130 "Reporting Comprehensive Income", which became effective for fiscal years beginning after December 15, 1997. This statement establishes standards for reporting and display of comprehensive income and its components which are revenues, expenses, gains, and losses that under GAAP are included in comprehensive income but excluded from net income. The Company adopted this statement in 1998. The components of comprehensive income are disclosed in the Statement of Changes in Stockholders' Equity for all periods presented.

Note 2 - Employee Stock Ownership Plan -

     The Company sponsors a leveraged employee stock ownership plan
(ESOP) that covers all employees who have at least six months of service with the Company, and obtained age 20. The ESOP shares initially were pledged as collateral for its debt. The debt is being repaid based on a ten-year amortization and the shares are being released for allocation to active employees annually over the ten-year period. The shares pledged as collateral are deducted from stockholder's equity as unearned ESOP shares in the accompanying balance sheets. ESOP compensation expense was $32,000 for the six months ended June 30, 1999 based on the annual release of shares.

Note 3 - Dividends and Earnings Per Share -

     The Company declared a quarterly dividend of $.05 for the first and second quarters of 1999. Total dividends paid to stockholders in the first six months of 1999 was $145,000.

     Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding, which is 1,329,445 for the six month period ended June 30, 1999. Earnings per common share - assuming dilution, are computed by dividing net income by the weighted average number of shares of common stock outstanding plus the effect of diluted securities, which was 1,462,399 for the six month period ended June 30, 1999. Earnings per share for the prior periods have been restated to reflect the transactions of the conversion.

Note 4 - Stock Option and Management Recognition Plans -

     1999 Stock Option Plan

     In order to attract and retain qualified personnel in key positions, provide directors, officers and key employees with a proprietary interest in the Company, the Board of Directors and stockholders of the Company have adopted the 1999 Stock Option Plan.
A total of 111,954 shares of Common Stock, which is equal to 10% of the Common Stock sold in the subscription offering in the Conversion, has been reserved for future issuance pursuant to the Option Plan.
The Option Plan provides that grants to each employee and non-employee director shall not exceed 25% and 5% of the shares of Common Stock available under the Option Plan, respectively. Awards made to non-employee directors in the aggregate may not exceed 30% of the number of shares available under the plan.

     1999 Recognition Plan

     The objective of this plan is to enable the Company to provide officers and key employees with a proprietary interest in the Company as compensation for their contributions to the Company and as an incentive to contribute to the Company's future success. An aggregate of 44,781 shares of authorized Common Stock of the Company was issued to the Recognition Plan, which is equal to 4.0% of the Common Stock of the Company issued in the offering. Shares vest at the rate of 20% per year, beginning one year from the anniversary date of the grant.

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


Note 6 - FASB 133 -

     Homestead Bank, in the second quarter of 1999 implemented FASB 133 "Accounting forDerivative Instruments and Hedging Activities." With the implementation of FASB 133, Homestead Bank reclassified all of it's Held-to-Maturity securities to Available-for-Sale Securities.

               Homestead Bancorp, Inc. and Subsidiary

                 Managements Discussion and Analysis
          Of Financial Condition and Results of Operations

                            June 30, 1999

                               General

     The following discussion compares the consolidated financial condition of Homestead Bancorp, Inc. (the "Company") and Subsidiary, Homestead Bank (the "Association")(formly Ponchatoula Homestead Savings, F.A.), at June 30, 1999 to December 31, 1998 and the results of operations for the three and six month periods ended June 30, 1999 with the same period in 1998. Currently, the business and management of Homestead Bancorp, Inc. is primarily the business and management of the Association. This discussion should be read in conjunction with the interim consolidated financial statements and footnotes included herein.

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

                   Changes in Financial Condition

     At June 30, 1999, the Company's total assets, deposits and equity amounted to $98.9 million, $40 million, and $13.7 million respectively compared to $88.8 million, $39.8 million, and $15.9 million respectively at December 31, 1998. The increase in total assets of $10.1 million or 11.4% was due primarily to an increase of $10.7 million in the net loan and lease portfolio. The increase of 20.5% in net loan and lease portfolio was due to new loan originations exceeding new loan sales and repayment, combined with the Company retaining a greater number of fixed rate loans in its loan portfolio. Interest-bearing deposits in other institutions increased $844,000 during the first six months to $3.9 million. Investments in Mortgage-Backed securities decreased in the first six months of 1999 by $2.5 million or 9.2%, due to repayment of Mortgage-Backed securities exceeding new purchases. Investment in Federal Home Loan Bank stock increased in the first six months of 1999 by $679,000 or 40.7%, due to the purchase of additional Federal Home Loan Bank stock to facilitate the long term borrowing from Federal Home Loan Bank.

     The Company's short term borrowing from the Federal Home Loan Bank increased during the first six months of 1999 by $5.9 million or 63.4%. The Association uses the proceeds from short term borrowing to finance the purchase of mortgage-backed securities and fund long term fixed rate mortgages. The Company's long term borrowing from the Federal Home Loan Bank increased during the first six months of 1999 by $6.1 million. Homestead uses the proceeds from long term borrowing to fund long term fixed rate mortgages. Deposits with the Association have increased by $202,000 or .5% in the first six months of 1999, due to the stability and securities of the deposit as an investment, compared to other investment opportunities. The equity of the Company decreased $2.2 million or 14% in the first six months of 1999, due primarily to the repurchase of the Company's common stock in the stock repurchase plan. At June 30, 1999 the Company had repurchased $1.9 million of it's common stock. This amount appears in the equity section of the Statement of Financial Condition as Treasury Stock. Other factors which contributed to the decrease in equity were an increase in unrealized loss on available for sale securities of $177,000 combined with dividends paid out of $145,000 offset by net income of $251,000.

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


     Quantitative measures established by regulation to ensure capital adequacy require the Association to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of June 30, 1999, that the Association meets all capital adequacy requirements to which it is subject.


     As of June 30, 1999, the most recent notification categorized the Association as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Association must maintain minimum total risk-based, Tier I risk based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

The Association's actual capital amounts and ratios are also presented in the table.


                                                                                       To Be Well
                                                                                   Capitalized Under
                                                           For Capital             Prompt Corrective
                                      Actual            Adequacy Purposes:        Action Provisions:
                               --------------------     -------------------     ---------------------
                                 Amount     Ratio       Amount       Ratio      Amount       Ratio
                               ---------    -------     --------     ------     --------     -------
                                                  (Dollars in Thousands)
As of June 30, 1999:
Total Capital (to Risk
     Weighted Assets)          $ 10,976     25.73%      $ 3,413  >/=  8.0%      $ 4,266 >/=  10.0%
Tier I Capital (to Risk
     Weighted Assets)          $ 10,699     25.08%      $ 1,707  >/=  4.0%      $ 2,560 >/=   6.0%
Tier I Capital (to Average
     Assets)                   $ 10,699     11.01%      $ 3,888  >/=  4.0%      $ 4,860 >/=   5.0%



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


                        Results of Operations

     Net income for the first six months of 1999 was $251,000 compared to $208,000 for the same period of 1998. The increase in net income of $43,000 or 20.7%, was primarily due to an increase in net interest income after provision for recovery of loan and lease losses of $389,000 or 43.1%, offset by a decrease in non-interest income of $89,000 or 33.5%, with an increase in non-interest expense of $229,000 or 26.8%, and an increase of $28,000 or 26.2% in income tax expense. The decrease in non-interest income is due to a decrease in gain on sale of loans of $63,000 or 76.8%, due to a decrease in the volume of loans sold, combined with a decrease in loan fees and service charges of $5,000 or 3.2%, and a decrease in other-non-interest income of $22,000. The increase in total non-interest expense was attributable to an increase of $74,000 in compensation expense combined with an increase of $138,000 in other non-interest expense. The increase in other non-interest expense is attributable to the increase of professional fees and services, in connection with the increased loan volume. The increase in compensation expense of $74,000 is due to an increase of $32,000 in ESOP compensation expense combined with an increase in employee compensation.

     Net income for the three month period ended June 30, 1999 was $118,000 compared to $80,000 for the same period of 1998. The increase in net income of $38,000 or 47.5%, was primarily due to an increase in net interest income after provision for recovery of loan and lease losses of $208,000 or 47.8%, offset by a decrease in non-interest income of $48,000 or 35.3%, with an increase in non-interest expense of $98,000 or 21.8%, and an increase of $24,000 or 58.5% in income tax expense. The decrease in non-interest income is due to a decrease in gain on sale of loans of $7,000 or 35.4%, due to a decrease in the volume of loans sold , combined with a decrease in loan fees and service charges of $24,000 or 24.7%. The increase in total non-interest expense was attributable to an increase of $34,000 in compensation expense combined with an increase of $59,000 in other non-interest expense. The increase in other non-interest expense is attributable to the increase of professional fees and services, in connection with the increased loan volume. The increase in compensation expense of $34,000 is due to an increase of $18,000 in ESOP compensation expense combined with an increase in employee compensation.

                         Net Interest Income

     The primary source of earnings for the Company is net interest income; the difference between income generated from interest-earning assets less interest expense on interest-bearing liabilities. The primary factors that affect interest income are changes in the volume and type of interest-earning assets and interest-bearing liabilities, along with changes in market rates. Net interest income for the first six months of 1999 was $1.3 million an increase of $367,000 or 40.0% over the same period of 1998. This increase in net interest income was primarily attributable to an increase in interest income of $935,000 or 41.3%, offset by an increase in interest expense of $568,000 or 42.3% over the same period of 1998. The increase in interest income was primarily due to an increase in the volume of the Company's loan and lease portfolio, combined with an increase in interest earned on investment securities, offset by a decrease in interest earned on mortgage-backed securities. Interest rate spread is the yield of interest-earning assets minus the costs of interest-bearing liabilities. The interest rate spread for the six months ended June 30, 1999 was 2.10% as compared to 2.65% for the same period in 1998.

     Net interest income after the provision for (recovery of ) loan and lease losses, for the three month period ended June 30, 1999 was $643,000 an increase of $208,000 or 47.8% over the same period of 1998. This increase in net interest income was primarily attributable to an increase in interest income of $445,000 or 38%, offset by an increase in interest expense of $258,000 or 35.8% over the same period of 1998. The increase in interest income was due to an increase in the volume of Company's loan and lease portfolio, combined with an increase in the volume of investment securities, offset by a decrease in the volume of mortgage-backed securities.

     The table of Consolidated Average Balance Sheets and Interest Rate Analysis for the six months ended June 30, 1999 and 1998 on page 17, and the corresponding table of Interest Differentials on page 18, detail the effect of a change in average balances and the change in interest yield and interest cost have on net interest income for the respective periods.

                        Nonperforming Assets

     Nonperforming assets include non-accrual loans and leases and real estate owned. Loans are considered non-accrual when the principal or interest becomes 90 days past due or when there is uncertainty about the repayment of the principal and interest in accordance with the terms of the loans. Non-accrual loans at June 30, 1999 were $274,000 compared to $226,000 at June 30, 1998. The percentage of non-accrual loans and leases to total loan and leases at June 30, 1999 is .43% and .43% at June 30, 1998.

     Real estate owned is properties held for sale acquired through foreclosure or negotiated settlements of debt. At June 30, 1999 the Association had real estate owned of $97,000 compared to $0 for the same period 1998. Nonperforming assets at June 30, 1999 were .37% of total assets compared to .26% at June 30, 1998.

                             Year 2000

    The Company began the process of preparing its computer systems and applications for the Year 2000 in 1997. The process involves identifying and resolving date recognition problems in computer systems and software, and to a lesser extent, other operating equipment, that could be caused by the date change from December 31, 1999 to January 1, 2000.

The Company has completed its review of all business processes that could be affected by the Year 2000 issue. The review revealed that substantially all vendors which service the Company have provided regular updates as to their progress in becoming Year 2000 compliant. The Company keeps track of the vendors' compliance efforts. Management approved a $10,000 budget for future Year 2000 compliance issues that may surface. This amount is in addition to the $12,000 of past expenditures regarding the Company's Year 2000 compliance. Management does not believe that issues related to the Year 2000 are reasonably likely to have or will have a material effect on the Company's liquidity, capital resources, or results of operation.


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



                  HOMESTEAD BANCORP, INC. & SUBSIDIARY
       CONSOLIDATED AVERAGE BALANCE SHEETS & INTEREST RATE ANALYSIS
             for the six months ended June 30, 1999 and 1998


                                                                  Six months Ended                    Six months Ended
                                                                   June 30, 1999                       June 30, 1998
                                                             AVERAGE                YIELD/      AVERAGE                  YIELD/
                                                             BALANCE    INTEREST    RATE        BALANCE     INTEREST     RATE
                                                                (In Thousands)                         (In Thousands)
Interest - Earning Assets:

      Loans and Leases Receivable                          $ 58,878       2,240     7.61%       $32,200      1,390       8.63%
      Mortgage - Backed Securities                           25,530         728     5.70%        23,786        738       6.21%
      Investment Securities                                   4,721         139     5.89%         3,306         88       5.32%
      Other Interest - Earning Assets                         4,339          90     4.18%         1,433         46       6.42%

      Total Interest - Earning Assets                      $ 93,468       3,197     6.84%       $60,725      2,262       7.45%

Noninterest - Earning Assets                                  1,410                               1,519

        TOTAL ASSETS                                       $ 94,878                             $62,244


Interest - Bearing Liabilities:

      Deposits                                             $ 40,102         845     4.21%       $42,085        930       4.42%
      Federal Home Loan Bank Advances                        40,583       1,067     5.26%        13,921        414       5.94%

      Total Interest-Bearing Liabilities                   $ 80,684       1,912     4.74%       $56,006      1,344       4.80%

Noninterest-Bearing Liabilities                                 468                                 373

        TOTAL LIABILITIES                                  $ 81,151                             $56,379

Stockholders' Equity                                       $ 13,727                             $ 5,865

        Total Liabilities and Stockholders' Equity         $ 94,878                             $62,244

Net Interest Income; Interest Rate Spread                               $ 1,285     2.10%                   $  918       2.65%

Net Interest Margin as a % of Total Earning Assets                                  2.75%                                3.02%


                                17




                   Homestead Bancorp, Inc. and Subsidiary
                           INTEREST DIFFERENTIALS

                  for the three months ended June 30, 1999 and 1998


                                                     June 30, 1999 VS June 30, 1998

                                                       CHANGE DUE TO            TOTAL
                                                    VOLUME         RATE         CHANGE
                                                             (In Thousands)
Interest - Earning Assets:

    Loans and Lease Receivable                   $    1,032    $     (182)   $      850
    Mortgage-Backed Securities                           52           (62)          (10)
    Investment Securities                                41            10            51
    Other Interest-Earning assets                        65           (21)           44

      Total Interest Income                      $    1,190    $     (255)   $      935


Interest - Bearing Liabilities:

    Deposits                                     $      (42)   $      (43)   $      (85)
    Federal Home Loan Bank Advances                     705           (52)          653

      Total Interest Expense                     $      663    $      (95)   $      568


Increase (Decrease) in Interest Differential     $      527    $     (160)   $      367



                   Homestead Bancorp, Inc. and Subsidiary
                             FORM 10-QSB

                     Three  Months Ended June 30, 1999


                      PART II - OTHER INFORMATION


Item 1- Legal Proceedings:

             There are no matters required to be reported under this item.


Item 2 -  Changes in Securities:

             There are no matters required to be reported under this item.


Item 3  -  Defaults Upon Senior Securities:

             There are no matters required to be reported under this item.


Item 4  -   Submission of Matters to a Vote of Security Holders.

             The following items were approved at the Annual Meeting of Stockholders, held on April 21, 1999

             a.)  Election of Directors Robert H. Gabriel and Barbara
                  B. Theriot for a three year term.
             b.)  1999 Stock Option Plan
             c.)  1999 Recognition and Retention Plan and Trust
                  Agreement.
             d.) Appointment of Hannis T. Bourgeois, L.L.P. as the Company's independent auditors for year ending December 31, 1999.

Item 5- Other Information:

             There are no matters required to be reported under this item.


Item 6- Exhibits and Reports on Form 8-K:

             a.)Exhibits:
                  No exhibits were filed on Form 8-K by the Registrant during the quarter ended June 30, 1999.
             b.)Reports:
                  No reports on Form 8-K were filed by the Registrant during the quarter ended June 30, 1999.

                   Homestead Bancorp, Inc. and Subsidiary
                             FORM 10-QSB

                     Three  Months Ended June 30, 1999


                      PART II - OTHER INFORMATION


Item 1- Legal Proceedings:

             There are no matters required to be reported under this item.


Item 2- Changes in Securities:

             There are no matters required to be reported under this item.


Item 3- Defaults Upon Senior Securities:

             There are no matters required to be reported under this item.


Item 4    -    Submission of Matters to a Vote of Security Holders.

             The following items were approved at the Annual Meeting of Stockholders, held on April 21, 1999

             a.)  Election of Directors Robert H. Gabriel and Barbara
                  B. Theriot for a three year term.
             b.)  1999 Stock Option Plan
             c.)  1999 Recognition and Retention Plan and Trust
                  Agreement.
             d.) Appointment of Hannis T. Bourgeois, L.L.P. as the Company's independent auditors for year ending December 31, 1999.

Item 5- Other Information:

             There are no matters required to be reported under this item.


Item 6- Exhibits and Reports on Form 8-K:

             a.)Exhibits:
                  No exhibits were filed on Form 8-K by the Registrant during the quarter ended June 30, 1999.
             b.)Reports:
                  No reports on Form 8-K were filed by the Registrant during the quarter ended June 30, 1999.

                                SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Homestead Bancorp, Inc



Date: August 13, 1999               BY /s/Lawrence C. Caldwell, Jr.

                                    Lawrence C. Caldwell, Jr.
                                    President and Chief Executive Officer






Date: August 13, 1999                BY /s/Kelly Morse

                                        Kelly Morse
                                        Comptroller