Form 10QSB
period 1999-09-30
HOMESTEAD BANCORP INC
filed 1999-11-15
CIK 1059078

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                       --------------------------------

                                FORM 10-QSB


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                        -----------------------------

                         Homestead Bancorp, Inc.
                         -----------------------
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

                  Common Stock, par value $.01 per share
                  --------------------------------------
                              (Title of Class)

                                     INDEX
                                     -----

PART I - FINANCIAL INFORMATION

Consolidated Financial Statements:
                                                                Page
  Consolidated Statements of Financial Condition -
    September 30, 1999 and December 31, 1998                    1 - 2

  Consolidated Statements of Income -
    for the three and nine month periods  ended
    September 30, 1999 and 1998                                   3

  Consolidated Statements of Stockholders' Equity
    for the nine months ended September 30, 1999
    and 1998                                                    4 - 5

  Consolidated Statements of Cash Flows -
    for the nine months ended September 30, 1999
    and 1998                                                    6 - 7

  Notes to Consolidated Financial Statements                    8 - 11

  Management's Discussion and Analysis of Financial
    Condition and Results of Operations                        12 - 18

Part II - OTHER INFORMATION

  Legal Proceedings                                               19

  Changes in Securities                                           19

  Defaults Upon Senior Securities                                 19

  Submission of Matters to a Vote of Security
    Holders                                                       19

  Other Information                                               19

  Exhibits and Reports on Form 8-K                                19

  Signatures                                                      20

                    Homestead Bancorp, Inc. and Subsidiary
                  CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                  -----------------------------------------------
                    As of September 30, 1999 and December 31, 1998

                                     ASSETS

                                                       (UNAUDITED)           (AUDITED)
                                                       September 30,        December 31,
                                                           1999                 1998
                                                                 (In Thousands)

Cash and Cash Equivalents                                $     318            $     609

Interest-bearing Deposits in Other Institutions              1,253                3,094

Securities:

    Investment Securities Available
        for Sale (Amortized Cost of
        $2.6 million and $2.3 million)                       2,588                2,315

    Mortgage-Backed Securities
        Available for Sale (Amortized
        Cost of $25.2 million and $17.2 million)            24,896               17,210

    Mortgage-Backed Securities
        Held to Maturity (Fair Value of
        $-0- and $10.1 million)                                 --               10,203

    FPB FInancial Corp. Stock                                  118                   --

    Federal Home Loan Bank Stock, at Cost                    2,502                1,665
                                                         ----------           ----------
        Total Securities                                    30,104               31,393

Loans Held for Sale                                            513                  267

Loans Receivable                                            68,213               52,401
Leases Receivable                                              215                  274
                                                         ----------           ----------
        Total Loans and Leases Receivable                   68,428               52,675

    Less:  Allowance for Loan and Lease Losses                (297)                (302)
                                                         ----------           ----------
        Net Loans and Leases Receivable                     68,131               52,373

Real Estate Owned                                               23                   --
Premises and Equipment, Net                                    545                  547
Accrued Interest Receivable                                    564                  483
Other Assets                                                    70                   53
                                                         ----------           ----------
        Total Assets                                     $ 101,521            $  88,819
                                                         ==========           ==========

                 LIABILITIES AND STOCKHOLDERS' EQUITY

                                                       (UNAUDITED)           (AUDITED)
                                                       September 30,        December 31,
                                                            1999                 1998
                                                                  (In Thousands)

Deposits                                                 $  39,575            $  39,829

Advances from Borrowers for Taxes and
    Insurance                                                   63                   51

Advances from Federal Home
    Loan Bank                                               48,234               32,765

Income Taxes Payable                                           146                  141

Other Liabilities                                              185                   91
                                                         ----------           ----------
        Total Liabilities                                   88,203               72,877


Stockholders' Equity as Restated:

    Common Stock - $.01 Par Value;
        10,000,000 Shares Authorized, 1,146,329
        Shares Issued and Outstanding in 1999
        1,477,870 in 1998                                       15                   15

    Paid-in Capital in Excess of Par                        12,932               12,942


    Retained Earnings - Substantially Restricted             4,087                3,875

    Accumulated Other Comprehensive Income                    (172)                  (6)
                                                         ----------           ----------
                                                            16,862               16,826

    Treasury Stock - 286,683 shares at cost                 (2,383)                   0

    Unearned ESOP Shares                                      (784)                (851)

    Common Stock Acquired by Recognition Plans                (377)                 (33)
                                                         ----------           ----------
        Total Stockholders' Equity                          13,318               15,942
                                                         ----------           ----------
        Total Liabilities and Stockholders'
            Equity                                       $ 101,521            $  88,819
                                                         ==========           ===========


                    Homestead Bancorp, Inc. and Subsidiary
                      CONSOLIDATED STATEMENTS OF INCOME
                      ----------------------------------

             for the three and nine months ended September 30, 1999 and 1998

                                                            (Unaudited)              (Unaudited)
                                                          Three Months Ended       Nine Months Ended
                                                           September 30,            September 30,
                                                         1999         1998         1999        1998
                                                            (In Thousands)           (In Thousands)

Interest Income:
  Loans and Leases                                      $  1,283   $    884      $  3,523   $  2,274
  Mortgage-Backed Securities                                 374        336         1,102      1,074
  Investment Securities                                       67         33           206        103
  Other                                                       49        185           139        249
                                                        ---------  ---------     ---------  ---------
    Total Interest Income                                  1,773      1,438         4,970      3,700

Interest Expense:
  Deposits                                                   416        466         1,261      1,396
  Borrowings                                                 643        372         1,710        786
                                                        ---------  ---------     ---------  ---------
    Total Interest Expense                                 1,059        838         2,971      2,182
                                                        ---------  ---------     ---------  ---------
    Net Interest Income                                      714        600         1,999      1,518

Provision for (Recovery of) Loan and Lease
  Losses                                                      15          9             9         25
                                                        ---------  ---------     ---------  ---------
    Net Interest Income After Provision for
        (Recovery of) Loan and Lease Losses                  699        591         1,990      1,493
                                                        ---------  ---------     ---------  ---------
Noninterest Income:
  Gain on Sale of Loans                                       11         22            30        104
  Loan Fees and Service Charges                               91         77           244        235
  Other Income                                                 8          4            13         30
                                                        ---------  ---------     ---------  ---------
    Total Noninterest Income                                 110        103           287        369

Noninterest Expense:
  Compensation and Benefits                                  270        256           797        709
  Occupancy and Equipment Expense                             47         41           131        118
  Federal Insurance Premium                                    6          8            18         19
  Net Real Estate Owned Expense                                7          0             8          0
  Loss on Sale of Securities                                  12          0            20          0
  Other                                                      224        217           674        529
                                                        ---------  ---------     ---------  ---------
    Total Noninterest Expense                                566        522         1,648      1,375
                                                        ---------  ---------     ---------  ---------
    Income Before Provision for Income
        Taxes                                                243        172           629        487

Income Taxes                                                  83         59           218        166
                                                        ---------  ---------     ---------  ---------
    Net Income                                          $    160   $    113      $    411   $    321
                                                        =========  =========     =========  =========
Per Share:
  Earnings Per Common Share                                 0.13       0.08          0.32       0.22
                                                        =========  =========     =========  =========
  Earnings Per Common Share - Assuming Dilution             0.12       0.08          0.29       0.21
                                                        =========  =========     =========  =========
  Cash Dividends Declared                                   0.05       0.05          0.15       0.21
                                                        =========  =========     =========  =========


                   Homestead Bancorp, Inc. and Subsidiary
              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

            for the nine months ended September 30, 1999 and 1998

                                                            (UNAUDITED)          (UNAUDITED)
                                                            September 30,        September 30,
                                                                1999                 1998
                                                                   (In Thousands)
Common Stock:
  Balance - Beginning of Period                           $          15        $          61
    Restatement due to Conversion                                    --                  (47)
                                                          --------------       --------------
  Balance - Beginning of Period as Restated                          15                   14
    Cancellation of Mutual Stock                                     --                  (10)
    Issuance of Stock                                                --                   11
                                                          --------------       --------------
  Balance - End of Period                                 $          15        $          15
                                                          ==============       ==============
Paid-in Capital in Excess of Par:
  Balance - Beginning of Period                           $      12,942        $       2,017
    Restatement due to Conversion                                    --                   47
                                                          --------------       --------------
  Balance - Beginning of Period as Restated                      12,942                2,064
    Exercise of Stock Options                                         8                   26
    Quarterly Release of Shares                                     (18)                  (4)
    Dividends Declared and Waived
      by Holding Company                                             --                  182
    Management Recognition Plans
      Distribution                                                   --                   12
    Cancellation of Mutual Stock                                     --                   10
    Issuance of Stock (Net of Conversion
      Costs)                                                         --               10,652
                                                          --------------       --------------
  Balance - End of Period                                 $      12,932        $      12,942
                                                          ==============       ==============
Retained Earnings:
  Balance - Beginning of Period                           $       3,875        $       3,734
    Net Income                                                      411                  321
    Cash Dividends Declared and Paid                               (214)                (135)
    Dividends on ESOP Shares                                         15                    4
    Dividends Declared and Waived
        by Holding Company                                           --                 (182)
    Transfer Retained Earnings of
      Mutual Holding Company                                         --                  100
    Quarterly Release of Shares                                      --                    4
                                                          --------------       --------------
  Balance - End of Period                                 $       4,087        $       3,846
                                                          ==============       ==============
Treasury Stock
  Balance - Beginning of Period                           $          --        $          --
    Repurchase of Stock                                          (2,383)                  --
                                                          --------------       --------------
  Balance - End of Period                                 $      (2,383)       $          --
                                                          ==============       ==============
Accumulated Other Comprehensive Income:
  Balance - Beginning of Period                           $          (6)       $         (35)
    Transfer of securities from Held-to-Maturity
      to Available-for-Sale                                          (4)                  --
    Net Change in Unrealized Gain (Loss)                           (162)                  84
                                                          --------------       --------------
  Balance - End of Period                                 $        (172)       $          49
                                                          ==============       ==============



                                                            (UNAUDITED)          (UNAUDITED)
                                                            September 30,        September 30,
                                                                1999                 1998
                                                                     (In Thousands)
Unearned Employee Stock Ownership
  Plan Shares:
  Balance - Beginning of Period                           $        (851)       $          --
    Establishment of ESOP                                            --                 (895)
    Shares Released for Allocation                                   67                   22
                                                          --------------       --------------
  Balance - End of Period                                 $        (784)       $        (873)
                                                          ==============       ==============
Director & Management Recognition Plans:
  Balance - Beginning of Period                           $         (33)                 (42)
    Exercise of Stock Options                                         8                   --
    Fund 1999 Recognition Plan                                     (352)                  --
    Shares of Common Stock Earned                                    --                    9
                                                          --------------       --------------
  Balance - End of Period                                 $        (377)       $         (33)
                                                          ==============       ==============
Comprehensive Income:
  Net Income                                              $          411       $          321

  Other Comprehensive Income, Net of Tax:

    Unrealizied Gains (Losses) on Securities
      Available for Sale                                           (172)                  49

    Reclassification Adjustments                                      8                   --
                                                          --------------       --------------
  Total Comprehensive Income                              $         247        $         370
                                                          ==============       ==============



                     Homestead Bancorp, Inc. and Subsidiary
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------

               for the nine months ended September 30, 1999 and 1998

                                                                               (UNAUDITED)
                                                                               September 30,
                                                                            1999            1998

Cash Flows From Operating Activities:
  Net Income                                                             $      411      $      321
  Adjustments to Reconcile Net Income
    to Net Cash Provided by (Used in) Operating
    Activities:
      Depreciation                                                               30              26
      Provision for (Recovery of)
        for Loan and Lease Losses                                                 9              25
      Gain on Sale of Real Estate Owned                                           5              --
      Net Amortization of Premiums on Securities                                100              72
      Realized Loss on Sale of Securities                                        20              --
      Stock Dividends on Federal Home
        Loan Bank Stock                                                         (87)            (41)
      Net (Increase) Decrease in Loans
        Held for Sale                                                          (246)            834

      Change in Assets and Liabilities
        (Increase) Decrease in Accrued
          Interest Receivable                                                   (81)            (61)
        (Increase) Decrease in Other
          Assets                                                                (17)             62
        Increase (Decrease) in Income
          Taxes Payable                                                           5             (53)
        Increase (Decrease) in Other
          Liabilities                                                           187             117
                                                                         -----------     ------------
            Net Cash Provided by (Used in) Operating Activities                 336           1,302

Cash Flows From Investing Activities:
  Purchases of Property and Equipment                                           (28)            (43)
  Maturities of Investment Securities                                         1,000             900
  Purchases of Investment Securities                                         (1,399)           (900)
  Maturities of Mortgage-Backed Securities                                    5,440           4,172
  Purchases of Mortgage-Backed
    Securities                                                               (5,329)         (1,831)
  Proceeds from Sale of securities available for sale                         2,243              --
  Net (Increase) Decrease in Loans and Leases
    Receivable                                                              (15,864)        (16,411)
                                                                         -----------     ------------
            Net Cash Provided by (Used in) Investing Activities             (13,937)        (14,113)



                                                                                   (UNAUDITED)
                                                                                  September 30,
                                                                              1999            1998
Cash Flows From Financing Activities:
  Net Proceeds from Issuance of Common Stock                                     --           9,912
  Acquisition of Treasury Stock                                              (2,383)             --
  Acquistion of shares for Recognition Plan                                    (319)             --
  MRP Shares Earned                                                               8               9
  Net Increase (Decrease) in Money Market Accounts,
    NOW Accounts and Savings Accounts                                           542           3,390
  Net Increase (Decrease) in Certificates
    of Deposit                                                                 (796)         (1,477)
  Proceeds from (Repayment of) Federal Home
    Loan Bank Advances                                                       15,469          15,733
  Increase (Decrease) in Advances from
    Borrowers for Taxes and Insurance                                            12              19
  Dividends Paid on Common Stock                                               (214)           (135)
  Purchase of FPB Financial Corp. Stock                                        (100)
  Purchase of Federal Home Loan Bank Stock                                     (750)           (772)
                                                                       --------------    ------------
            Net Cash Provided by (Used In)
                 Financing Activities                                        11,469          26,679
                                                                       --------------    ------------
Net Increase (Decrease) in Cash and
  Cash Equivalents                                                           (2,132)         13,868

Cash and Cash Equivalents -
  Beginning of Period                                                         3,703           1,254
                                                                       --------------    ------------
Cash and Cash Equivalents -
  End of Period                                                        $      1,571      $   15,122
                                                                       ==============    ============


Supplemental Disclosures of Cash flow
  Information:
    Cash Payments for:
      Interest Paid to Depositors                                      $      1,261      $    1,396
                                                                       ==============    ============
      Interest Paid on Borrowings                                      $      1,710      $      786
                                                                       ==============    ============
      Income Taxes                                                     $        167      $      166
                                                                       ==============    ============
Supplemental Schedules of Noncash
  Investing and Financing Activities:
    Real Estate Acquired in Settle-
      ment of Loans and Leases                                         $         97      $       --
                                                                       ==============    ============
    Increase (Decrease) in Unrealized Gain (Loss)
      on Securities Available for Sale                                 $       (162)     $       84
                                                                       ==============    ============
    (Increase) Decrease in Deferred Tax
      Effect on Unrealized Gain (Loss) on Securities
      Available for Sale                                               $        (55)     $      (29)
                                                                       ==============    ============


             Homestead Bancorp, Inc. and Subsidiary

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (Unaudited)
                       September 30, 1999

Note 1 - Basis of Presentation -

     The accompanying consolidated financial statements for the period ended September 30, 1999 include the accounts of Homestead Bancorp, Inc. (the "Company") and its wholly owned subsidiary, Homestead Bank (the "Association"), Ponchatoula Homestead Savings, F.A. changed it's name to Homestead Bank on July 1, 1999. Currently, the business and management of Homestead Bancorp, Inc. is primarily the business and management of the Association. All significant intercompany transactions and balances have been eliminated in the consolidation.

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

Note 2 - Employee Stock Ownership Plan -

     The Company sponsors a leveraged employee stock ownership plan (ESOP) that covers all employees who have at least six months of service with the Company, and obtained age 20. The ESOP shares initially were pledged as collateral for its debt. The debt is being repaid based on a ten-year amortization and the shares are being released for allocation to active employees annually over the ten-year period. The shares pledged as collateral are deducted from stockholder's equity as unearned ESOP shares in the accompanying balance sheets. ESOP compensation expense was $49,500 for the nine months ended September 30, 1999 based on the annual release of shares.

Note 3 - Dividends and Earnings Per Share -

     The Company declared a quarterly dividend of $.05 for the first, second and third quarters of 1999. Total dividends paid to stockholders in the first nine months of 1999 was $214,000.

     Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding, which is 1,289,460 for the nine month period ended September 30, 1999. Earnings per common share - assuming dilution, are computed by dividing net income by the weighted average number of shares of common stock outstanding plus the effect of diluted securities, which was 1,422,414 for the nine month period ended September 30, 1999. Earnings per share for the prior periods have been restated to reflect the transactions of the conversion.

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


Note 6 - FASB 133 -

     Homestead Bank, in the second quarter of 1999 implemented FASB 133 "Accounting for
Derivative Instruments and Hedging Activities." With the implementation of FASB 133, Homestead Bank reclassified all of it's Held-to-Maturity securities to Available-for-Sale Securities.

             Homestead Bancorp, Inc. and Subsidiary

              Managements Discussion and Analysis
        of Financial Condition and Results of Operations

                       September 30, 1999

                            General

     The following discussion compares the consolidated financial condition of Homestead Bancorp, Inc. (the "Company") and Subsidiary, Homestead Bank (the "Association")(formly Ponchatoula Homestead Savings, F.A.), at September 30, 1999 to December 31, 1998 and the results of operations for the three and nine month periods ended September 30, 1999 with the same period in 1998. Currently, the business and management of Homestead Bancorp, Inc. is primarily the business and management of the Association.
This discussion should be read in conjunction with the interim consolidated financial statements and footnotes included herein.

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

                 Changes in Financial Condition

     At September 30, 1999, the Company's total assets, deposits and equity amounted to $101.5 million, $39.6 million, and $13.3 million respectively compared to $88.8 million, $39.8 million, and $15.9 million respectively at December 31, 1998. The increase in total assets of $12.7 million or 14.3% was due primarily to an increase of $15.8 million in the net loan and lease portfolio. The increase of 30.1% in net loan and lease portfolio was due to new loan originations exceeding new loan sales and repayment, combined with the Company retaining a greater number of fixed rate loans in its loan portfolio. Interest-bearing deposits in other institutions decreased $1.8 million during the first nine months to $1.3 million. Investments in Mortgage-Backed securities decreased in the first nine months of 1999 by $2.5 million or 9.2%, due to repayment of Mortgage-Backed securities exceeding new purchases. Investment in Federal Home Loan Bank stock increased in the first nine months of 1999 by $837,000 or 50.3%, due to the purchase of additional Federal Home Loan Bank stock to facilitate the long term borrowing from Federal Home Loan Bank.

     The Company's short term borrowing from the Federal Home
Loan Bank increased during the first nine months of 1999 by $9.7 million or 104%. The Association uses the proceeds from short term borrowing to finance the purchase of mortgage-backed securities and fund long term fixed rate mortgages. The

Company's long term borrowing from the Federal Home Loan Bank increased during the first nine months of 1999 by $5.8 million. Homestead uses the proceeds from long term borrowing to fund long term fixed rate mortgages. Deposits with the Association have decreased by $254,000 or .6% in the first nine months of 1999. The equity of the Company decreased $2.6 million or 16.5% in the first nine months of 1999, due primarily to the repurchase of the Company's common stock in the stock repurchase plan. At September 30, 1999 the Company had repurchased $2.4 million of it's common stock. This amount appears in the equity section of the Statement of Financial Condition as Treasury Stock. Other factors which contributed to the decrease in equity were an increase in unrealized loss on available for sale securities of $166,000 combined with dividends paid out of $214,000 offset by net income of $411,000.

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


     Quantitative measures established by regulation to ensure capital adequacy require the Association to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of September 30, 1999, that the Association meets all capital adequacy requirements to which it is subject.


     As of September 30, 1999, the most recent notification categorized the Association as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Association must maintain minimum total risk-based, Tier I risk based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

The Association's actual capital amounts and ratios are also presented in the table.



                                                                      To Be Well
                                                                    Capitalized Under
                                                 For Capital        Prompt Corrective
                                 Actual        Adequacy Purposes:   Action Provisions:
                             -------------    -------------------   ------------------
                             Amount   Ratio     Amount   Ratio       Amount   Ratio
                             --------------   -------------------   ------------------
                                             (Dollars in Thousands)


As of September 30, 1999:
Total Capital (to Risk
     Weighted Assets)       $ 11,164  24.64%    $ 3,624 >\= 8.0%    $ 4,530 >\= 10.0%
Tier I Capital (to Risk
     Weighted Assets)       $ 10,878  24.01%    $ 1,812 >\= 4.0%    $ 2,718 >\=  6.0%
Tier I Capital (to Average
     Assets)                $ 10,878  10.74%    $ 4,050 >\= 4.0%    $ 5,062 >\=  5.0%




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


                     Results of Operations

     Net income for the first nine months of 1999 was $411,000 compared to $321,000 for the same period of 1998. The increase in net income of $90,000 or 28%, was primarily due to an increase in net interest income after provision for recovery of loan and lease losses of $497,000 or 33.3%, offset by a decrease in non-interest income of $82,000 or 22.2%, with an increase in non-interest expense of $273,000 or 19.9%, and an increase of $52,000 or 31.3% in income tax expense. The decrease in non-interest income is due to a decrease in gain on sale of loans of $74,000 or 71.1%, which is attributed to a decrease in the volume of loans sold, combined with a decrease in other-non-interest income of $17,000 offset by an increase of $9,000 or 3.9% in loan fees and service charges. The increase in total non-interest expense was attributable to an increase of $88,000 in compensation expense combined with an increase of $145,000 in other non-interest expense. The increase in other non-interest expense is attributable to the increase of professional fees and services, in connection with the increased loan volume. The increase in compensation expense of $88,000 is due to an increase of $49,500 in ESOP compensation expense combined with an increase in employee compensation.

     Net income for the three month period ended September 30, 1999 was $160,000 compared to $113,000 for the same period of 1998. The increase in net income of $47,000 or 41.6%, was primarily due to an increase in net interest income after provision for recovery of loan and lease losses of $108,000 or 18.3%, combined with an increase in non-interest income of $8,000 or 7.8%, offset by an increase in non-interest expense of $45,000 or 8.6%, and an increase of $24,000 or 41% in income tax expense. The increase in non-interest income is due to an increase in loan fees and service charges of $14,000 or 18.1% due to the increase in loan volume. Other factors effecting the increase in non-interest income were an increase in other non-interest income of $5,000 offset by a decrease in gain on sale of loans of $11,000 or 50%, due to a decrease in the volume of loans sold. The increase in total non-interest expense was attributable to an increase of $14,000 in compensation expense combined with an increase of $8,000 in other non-interest expense, and an increase of $12,000 in loss on sale of securities. The increase in other non-interest expense is attributable to the increase of professional fees and services, in connection with the increased loan volume.

                      Net Interest Income

     The primary source of earnings for the Company is net interest income; the difference between income generated from interest-earning assets less interest expense on interest-bearing liabilities. The primary factors that affect interest income are changes in the volume and type of interest-earning assets and interest-bearing liabilities, along with changes in market rates. Net interest income for the first nine months of 1999 was $2 million an increase of $481,000 or 31.7% over the same period of 1998. This increase in net interest income was primarily attributable to an increase in interest income of $1.3 million or 34.3%, offset by an increase in interest expense of $789,000 or 36.2% over the same period of 1998. The increase in interest income was primarily due to an increase in the volume of the Company's loan and lease portfolio, combined with an increase in the volume of investment securities and mortgage-backed securities. Interest rate spread is the yield of interest-earning assets minus the costs of interest-bearing liabilities. The interest rate spread for the nine months ended September 30, 1999 was 2.17% as compared to 2.65% for the same period in 1998.

     Net interest income for the three month period ended September 30, 1999 was $714,000 an increase of $114,000 or 19% over the same period of 1998. This increase in net interest income was primarily attributable to an increase in interest income of $335,000 or 23.2%, offset by an increase in interest expense of $221,000 or 26.3% over the same period of 1998. The increase in interest income was due to an increase in the volume of Company's loan and lease portfolio, combined with an increase in the volume of investment securities. The increase in interest expenses of $221,000 was due to a increase of $271,000 or 72.8% in interest paid on FHLB Advances, offset by a decrease of $50,000 or 10.7% in interest paid on deposits.

     The table of Consolidated Average Balance Sheets and Interest Rate Analysis for the nine months ended September 30, 1999 and 1998 on page 17, and the corresponding table of Interest Differentials on page 18, detail the effect of a change in average balances and the change in interest yield and interest cost have on net interest income for the respective periods.


                     Nonperforming Assets

     Nonperforming assets include non-accrual loans and leases and real estate owned. Loans are considered non-accrual when the principal or interest becomes 90 days past due or when there is uncertainty about the repayment of the principal and interest in accordance with the terms of the loans. Non-accrual loans at September 30, 1999 were $283,000 compared to $226,000 at September 30, 1998. The percentage of non-accrual loans and leases to total loan and leases at September 30, 1999 is .45% down from .43% at September 30, 1998.

     Real estate owned is properties held for sale acquired through foreclosure or negotiated settlements of debt. At September 30, 1999 the Association had real estate owned of $23,000 compared to $0 at September 30, 1998. Nonperforming assets at September 30, 1999 were .30% of total assets compared to .26% at September 30, 1998.

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


                      Homestead Bancorp, Inc. and Subsidiary
             CONSOLIDATED AVERAGE BALANCE SHEETS AND INTEREST RATE ANALYSIS
             --------------------------------------------------------------
                  for the nine months ended September 30, 1999 and 1998

                                                      Nine Months Ended                            Nine Months Ended
                                                      September 30, 1999                           September 30, 1998
                                             AVERAGE                         YIELD/        AVERAGE                       YIELD/
                                             BALANCE       INTEREST           RATE         BALANCE           INTEREST    RATE
                                            (In Thousands) (in Thousands)                (In Thousands)    (In Thousands)
Interest - Earning Assets:
    Loans and Leases Receivable             $      61,462          3,523       7.64%     $   34,800          2,274       8.71%
    Mortgage - Backed Securities                   25,244          1,102       5.82%         23,531          1,074       6.09%
    Investment Securities                           4,823            206       5.69%          2,561            103       5.36%
    Other Interest - Earning Assets                 3,693            139       5.02%          5,429            249       6.12%
                                                  -----------------------------------    -------------------------------------
    Total Interest - Earning Assets         $      95,222          4,970       6.96%     $   66,321          3,700       7.44%

Noninterest - Earning Assets                        2,312                                     5,403
                                                    -----                                     -----
    Total Assets                            $      97,535                                $   71,724
                                                   =======                                   ======

Interest - Bearing Liabilities:
    Deposits                                $      39,992          1,261       4.20%     $   42,502          1,396       4.38%
    Federal Home Loan Bank Advances                42,792          1,710       5.33%         18,243            786       5.74%
                                                  -----------------------------------    -------------------------------------
    Total Interest-bearing Liabilities      $      82,785          2,971       4.79%     $   60,745          2,182       4.79%

Noninterest - Bearing Liabilities                     477                                       456
                                                      ---                                    ------

    Total Liabilities                       $      83,261                                $   61,201
                                                   =======                                   ======

Stockholders' Equity                        $      14,274                                $   10,523
                                                   ------                                    ------
    Total Liabilities and Stockholders'
    Equity                                  $      97,535                                $   71,724
                                                   ======                                    ======

Net Interest Income; Interest
Rate Spread                                                    $   1,999       2.17%                      $  1,518       2.65%
                                                              =======================                     =====================

Net Interest Margin as a % of Total
Earning Assets                                                                 2.80%                                     3.05%
                                                                              =======                                 ========

                       Homestead Bancorp, Inc. and Subsidiary
                           INTEREST DIFFERENTIALS
                           -----------------------

                 for the nine months ended September 30, 1999 and 1998

                                                       September 30, 1999 VS September 30, 1998

                                                           CHANGE DUE TO            TOTAL
                                                        VOLUME         RATE         CHANGE
                                                        -----------------------------------

                                                                    (In Thousands)
Interest-Earning Assets

    Loans and Lease Receivable                       $    1,557    $     (308)   $    1,249
    Mortgage-Backed Securities                               76           (48)           28
    Investment Securities                                    97             6           103
    Other Interest-Earning assets                           (71)          (39)         (110)
                                                     -----------   -----------   -----------
      Total Interest Income                          $    1,659    $     (389)   $    1,270
                                                     ===========   ===========   ===========

Interest - Bearing Liabilities:

    Deposits                                         $      (79)   $      (56)   $     (135)
    Federal Home Loan Bank Advances                         984           (60)          924
                                                     -----------   -----------   -----------
      Total Interest Expense                         $      905    $     (116)   $      789
                                                     ===========   ===========   ===========

Increase (Decrease) in Interest Differential         $      754    $     (273)   $      481
                                                     ===========   ===========   ===========


                       Homestead Bancorp, Inc. and Subsidiary
                              FORM 10-QSB
                              -----------

                      Nine  Months Ended September 30, 1999


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


Item 6 - Exhibits and Reports on Form 8-K:

             a.) Exhibits:
                   No exhibits were filed on Form 8-K by the Registrant during the quarter ended September 30, 1999.
             b.) Reports:
                   No reports on Form 8-K were filed by the Registrant during the quarter ended September 30, 1999.

                            SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                       Homestead Bancorp, Inc



Date: November 12, 1999               BY /s/Lawrence C. Caldwell, Jr.
                                      Lawrence C. Caldwell, Jr.
                                      President and Chief Executive Officer




Date: November 12, 1999               BY /s/Kelly Morse
                                      Kelly Morse
                                      Comptroller