Form 10QSB
period 2000-03-31
HOMESTEAD BANCORP INC
filed 2000-05-12
CIK 1059078

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                          ------------------------

                               FORM 10-QSB


               QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

                          ------------------------

                          Homestead Bancorp, Inc.
                          -----------------------
          (Exact Name of Registrant as specified in its charter)
                           (504) 386-3379

           Louisiana                                    72-1416514
          -----------                                 ---------------
(State of incorporation or organization)     (IRS Employer Identification No.)


       195 North Sixth Street
        Ponchatoula, Louisiana                         70454
      ------------------------                  --------------------
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

                                      INDEX
                                      ------

PART I - FINANCIAL INFORMATION

Consolidated Financial Statements:
                                                                Page
  Consolidated Statements of Financial Condition -
    March 31, 2000 and December 31, 1999                       1 -  2

  Consolidated Statements of Income -
    for the three month period ended
    March 31, 2000 and 1999                                       3

  Consolidated Statements of Stockholders' Equity
    for the three months ended March 31, 2000
    and 1999                                                      4

  Consolidated Statements of Cash Flows -
    for the three months ended March 31, 2000
    and 1999                                                    5 - 6

  Notes to Consolidated Financial Statements                    7 - 8

  Management's Discussion and Analysis of Financial
    Condition and Results of Operations                         9 - 14

Part II - OTHER INFORMATION

  Legal Proceedings                                              15

  Changes in Securities                                          15

  Defaults Upon Senior Securities                                15

  Submission of Matters to a Vote of Security
    Holders                                                      15

  Other Information                                              15

  Exhibits and Reports on Form 8-K                               15

  Signatures                                                     16


                          Homestead Bancorp, Inc. and Subsidiary
                     CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                     As of March 31, 2000 and December 31, 1999

                    ASSETS
                   --------

                                                    (UNAUDITED)          (AUDITED)
                                                     March 31,          December 31,
                                                       2000                1999
                                                             (In Thousands)

Cash and Cash Equivalents                            $     392          $     633

Interest-bearing Deposits in Other Institutions          2,578                256

Securities:

  Investment Securities Available
    for Sale (Amortized Cost of
    $2.5 million and $2.2 million)                       2,469              2,180

  Mortgage-Backed Securities
    Available for Sale (Amortized
    Cost of $23.8 million and $24.1 million)            23,607             23,871

  FPB Financial Corp. Stock                                105                103

  Federal Home Loan Bank Stock, at Cost                  2,771              2,649
                                                     ----------         ----------
    Total Securities                                    28,952             28,803

Loans Held for Sale                                         --                133

Loans Receivable                                        75,157             71,594
Leases Receivable                                          204                208
                                                     ----------         ----------
    Total Loans and Leases Receivable                   75,361             71,802

  Less:  Allowance for Loan and Lease Losses              (297)              (295)
                                                     ----------         ----------
    Net Loans and Leases Receivable                     75,064             71,507

Real Estate Owned                                           15                 --
Premises and Equipment, Net                                784                517
Accrued Interest Receivable                                576                567
Other Assets                                                71                 34
                                                     ----------         ----------
    Total Assets                                     $ 108,432          $ 102,450
                                                     =========          ==========


     LIABILITIES AND STOCKHOLDERS' EQUITY
     ------------------------------------


                                                     (UNAUDITED)                    (AUDITED)
                                                      March 31,                   December 31,
                                                        1999                          1999
                                                        -----                         -----
                                                                 (In Thousands)

Deposits                                            $   40,430                   $    38,039

Advances from Borrowers for Taxes and
  Insurance                                                 58                            61

Advances from Federal Home
  Loan Bank                                             54,454                        51,097

Income Taxes Payable                                       202                           145

Other Liabilities                                          218                            77
                                                    -----------                  ------------
    Total Liabilities                                   95,362                        89,419


Stockholders' Equity as Restated:

  Common Stock - $.01 Par Value;
    10,000,000 Shares Authorized, 1,477,870
    Shares Issued and Outstanding in 2000
    1,477,870 in 1999                                       15                            15

  Paid-in Capital in Excess of Par                      12,921                        12,929


  Retained Earnings - Substantially Restricted           4,256                         4,175

  Accumulated Other Comprehensive Income                  (166)                         (156)
                                                    -----------                  ------------
                                                        17,026                        16,963

  Treasury Stock - 347,544  shares at cost in
    2000 and 321,183 shares at cost in 1999             (2,841)                       (2,795)

  Unearned ESOP Shares                                    (739)                         (761)

  Common Stock Acquired by Recognition Plans              (376)                         (376)
                                                    -----------                  ------------
    Total Stockholders' Equity                          13,070                        13,031
                                                    -----------                  ------------
    Total Liabilities and Stockholders'
        Equity                                      $  108,432                   $   102,450
                                                    ===========           ====================


            Homestead Bancorp, Inc. and Subsidiary
              CONSOLIDATED STATEMENTS OF INCOME
             ----------------------------------
      for the three months ended March 31, 2000 and 1999



                                                        (Unaudited)
                                                    Three Months Ended
                                                         March 31,
                                                   2000           1999
                                                      (In Thousands)

Interest Income:
  Loans and Leases                               $ 1,425         $ 1,074
  Mortgage-Backed Securities                         370             378
  Investment Securities                               81              65
  Other                                               31              65
                                                 --------        --------
    Total Interest Income                          1,907           1,582

Interest Expense:
  Deposits                                           450             426
  Borrowings                                         759             507
                                                 --------        --------
    Total Interest Expense                         1,209             933
                                                 --------        --------
    Net Interest Income                              698             649

Provision for (Recovery of) Loan and Lease
  Losses                                               5               0
                                                 --------        --------
    Net Interest Income After Provision for
     (Recovery of) Loan and Lease Losses             693             649
                                                 --------        --------
Noninterest Income:
  Gain on Sale of Loans                                5               6
  Loan Fees and Service Charges                       62              80
  Other Income                                         3               2
                                                 --------        --------
    Total Noninterest Income                          70              88

Noninterest Expense:
  Compensation and Benefits                          276             250
  Occupancy and Equipment Expense                     41              64
  Federal Insurance Premium                            2               7
  Net Real Estate Owned Expense                        3               0
  Loss on Sale of Securities                           0               8
  Other                                              212             205
                                                 --------        --------
    Total Noninterest Expense                        534             534
                                                 --------        --------
    Income Before Provision for Income
        Taxes                                        229             203

Income Taxes                                          85              70
                                                 --------        --------
    Net Income                                   $   144         $   133

Per Share:
  Earnings Per Common Share                         0.13            0.09
                                                 ========        ========

  Earnings Per Common Share - Assuming              0.12            0.09
    Dilution                                     ========        ========

  Cash Dividends Declared                           0.06            0.05
                                                 ========        ========




               Homestead Bancorp, Inc. and Subsidiary
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
           ------------------------------------------------
          for the Three Months Ended March 31, 2000 and 1999



                                            (UNAUDITED)          (UNAUDITED)
                                             March 31,            March 31,
                                               2000                 1999
                                                     (In Thousands)

Common Stock:
  Balance - Beginning of Period               $      15            $      15
                                              -----------          ----------
  Balance - End of Period                     $      15            $      15
                                              ===========          ==========
Paid-in Capital in Excess of Par:
  Balance - Beginning of Period               $  12,929            $  12,942
    ESOP Compensation Expense                        (8)                  --
                                              -----------          ----------
  Balance - End of Period                     $  12,921            $  12,942
                                              ===========          ==========
Retained Earnings:
  Balance - Beginning of Period               $   4,175            $   3,875
    Net Income                                      144                  133
    Cash Dividends Declared and Paid                (68)                 (75)
    Dividends on ESOP Shares                          5
                                              -----------          ----------
  Balance - End of Period                     $   4,256            $   3,933
                                              ===========          ==========
Treasury Stock
  Balance - Beginning of Period               $  (2,795)           $      --
    Repurchase of Stock                             (46)              (1,272)
                                              -----------          ----------
  Balance - End of Period                     $  (2,841)           $  (1,272)
                                              ===========          ==========
Accumulated Other Comprehensive Income:
  Balance - Beginning of Period               $    (156)           $      (6)
    Net Change in Unrealized Gain (Loss)            (10)                 (13)
                                              -----------          ----------
  Balance - End of Period                     $    (166)           $     (19)
                                              ===========          ==========
Unearned Employee Stock Ownership
  Plan Shares:
  Balance - Beginning of Period               $    (761)           $    (851)
    Shares Released for Allocation                   22                   23
                                              -----------          ----------
  Balance - End of Period                     $    (739)           $    (828)
                                              ===========          ==========
Director & Management Recognition Plans:
  Balance - Beginning of Period               $    (376)                 (33)
                                              -----------          ----------
  Balance - End of Period                     $    (376)           $     (33)
                                              ===========          ==========
Comprehensive Income:
  Net Income                                  $     144            $     133

  Other Comprehensive Income, Net of Tax:
    Reclassification Adjustments                      --                   8
    Unrealizied Gains (Losses) on Securities
      Available for Sale                           (166)                 (13)
                                              -----------          ----------
  Total Comprehensive Income                  $     (22)           $     128
                                              ===========          ==========




                  Homestead Bancorp, Inc. and Subsidiary
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                  --------------------------------------
           for the three months ended March 31, 2000 and 1999


                                                                            (UNAUDITED)
                                                                             March 31,
                                                                      -------------------------
                                                                        2000            1999
                                                                      ----------      ---------
Cash Flows From Operating Activities:
  Net Income                                                          $    144        $    133
  Adjustments to Reconcile Net Income
    to Net Cash Provided by (Used in) Operating
    Activities:
      Depreciation                                                          11              10
      Provision for (Recovery of)
        Loan and Lease Losses                                                5               0
      Net Amortization of Premiums on Securities                            10              41
      Realized Loss on Sale of Securities                                    --              8
      Stock Dividends on Federal Home
        Loan Bank Stock                                                    (41)            (26)
      Net (Increase) Decrease in Loans
        Held for Sale                                                      133            (207)

      Change in Assets and Liabilities
        (Increase) Decrease in Accrued
          Interest Receivable                                               (9)            (19)
        (Increase) Decrease in Other
          Assets                                                           (37)              5
        Increase (Decrease) in Income
          Taxes Payable                                                     57              13
        Increase (Decrease) in Other
          Liabilities                                                      141              29
                                                                      ---------       ----------
            Net Cash Provided by (Used in) Operating Activities            414             (13)

Cash Flows From Investing Activities:
  Purchases of Property and Equipment                                     (278)             --
  Purchases of Real Estate Owned                                           (18)             --
  Maturities of Investment Securities                                      300             400
  Purchases of Investment Securities                                      (591)           (700)
  Maturities of Mortgage-Backed Securities                                 817           2,023
  Purchases of Mortgage-Backed
    Securities                                                            (577)           (946)
  Proceeds from Sale of securities available for sale                       --             955
  Net (Increase) Decrease in Loans and Leases
    Receivable                                                          (3,496)         (6,321)
                                                                      ---------       ----------
            Net Cash Provided by (Used in) Investing Activities         (3,843)         (4,589)





                                                                             (UNAUDITED)
                                                                              March 31,
                                                                   -------------------------------
                                                                        2000            1999
                                                                   -------------   ---------------
Cash Flows From Financing Activities:
  Acquisition of Treasury Stock                                            (46)            (1,272)
  Net Increase (Decrease) in Money Market Accounts,
    NOW Accounts and Savings Accounts                                     (404)               569
  Net Increase (Decrease) in Certificates
    of Deposit                                                           2,795                112
  Proceeds from (Repayment of) Federal Home
    Loan Bank Advances                                                   3,357              6,524
  Increase (Decrease) in Advances from
    Borrowers for Taxes and Insurance                                       (3)                (3)
  Dividends Paid on Common Stock                                           (68)               (75)
  Purchase of Federal Home Loan Bank Stock                                (122)              (383)
                                                                   ------------       -------------
            Net Cash Provided by (Used In)
                 Financing Activities                                    5,509              5,472
                                                                   ------------       -------------
Net Increase (Decrease) in Cash and
  Cash Equivalents                                                       2,081                870

Cash and Cash Equivalents -
  Beginning of Period                                                      889              3,703
                                                                   ------------       -------------
Cash and Cash Equivalents -
  End of Period                                                    $     2,970        $     4,573
                                                                   ============       ============


Supplemental Disclosures of Cash flow
  Information:
    Cash Payments for:
      Interest Paid to Depositors                                  $       450        $       426
                                                                   ============       ============

      Interest Paid on Borrowings                                  $       759        $       507
                                                                   ============       ============

      Income Taxes                                                 $        28        $        63
                                                                   ============       ============

Supplemental Schedules of Noncash
  Investing and Financing Activities:
    Real Estate Acquired in Settle-
      ment of Loans and Leases                                     $        15        $         --
                                                                   ============       =============

    Increase (Decrease) in Unrealized Gain (Loss)
      on Securities Available for Sale                             $       (16)       $       (13)
                                                                   =============      =============

    (Increase) Decrease in Deferred Tax
      Effect on Unrealized Gain (Loss) on Securities
      Available for Sale                                           $        (5)       $        (4)
                                                                   =============      =============


             Homestead Bancorp, Inc. and Subsidiary

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (Unaudited)
                         March 31, 2000

Note 1 - Basis of Presentation -

     The accompanying consolidated financial statements for the period ended March 31, 2000 include the accounts of Homestead Bancorp, Inc. (the "Company") and its wholly owned subsidiary, Homestead Bank (the "Bank"). Ponchatoula Homestead Savings, F.A. changed it's name to Homestead Bank on July 1, 1999. Currently, the business and management of Homestead Bancorp, Inc. is primarily the business and management of the Bank. All significant intercompany transactions and balances have been eliminated in the consolidation.

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

     Comprehensive Income
     --------------------

     Components of Comprehensive Income are revenues, expenses, gains, and losses that under GAAP are included in comprehensive income but excluded from net income. The components of comprehensive income are disclosed in the Statement of Changes in Stockholders' Equity for all periods presented.

Note 2 - Employee Stock Ownership Plan -

     The Company sponsors a leveraged employee stock ownership plan (ESOP) that covers all employees who have at least six months of service with the Company, and obtained age 20. The ESOP shares initially were pledged as collateral for its debt. The debt is being repaid based on a ten-year amortization and the shares are being released for allocation to active employees annually over the ten-year period. The shares pledged as collateral are deducted from stockholder's equity as unearned ESOP shares in the accompanying balance sheets. ESOP compensation expense was $14,800 for the three months ended March 31, 2000 based on the annual release of shares.

Note 3 - Dividends and Earnings Per Share -

     The Company declared a quarterly dividend of $.06 for the first quarter of 2000. Total dividends paid to stockholders in the first three months of 2000 was $68,000.

     Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding, which is 1,086,484 for the three month period ended March 31, 2000. Earnings per common share - assuming dilution, are computed by dividing net income by the weighted average number of shares of common stock outstanding plus the effect of diluted securities, which was 1,219,438 for the three month period ended March 31, 2000.

             Homestead Bancorp, Inc. and Subsidiary

              Managements Discussion and Analysis
              -----------------------------------
        of Financial Condition and Results of Operations
        ------------------------------------------------

                         March 31, 2000

                            General
                            -------
     The following discussion compares the consolidated financial condition of Homestead Bancorp, Inc. (the "Company") and Subsidiary, Homestead Bank (the "Bank")(formly Ponchatoula Homestead Savings, F.A.), at March 31, 2000 to December 31, 1999 and the results of operations for the three month period ended March 31, 2000 with the same period in 1999. Currently, the business and management of Homestead Bancorp, Inc. is primarily the business and management of the Bank. This discussion should be read in conjunction with the interim consolidated financial statements and footnotes included herein.

     The Company and Bank's results of operations depends primarily on its net interest income, which is the difference between interest income on interest-earning assets and interest expense on interest bearing liabilities. The Company's principle interest-earning assets are loans and leases, mortgage-backed securities and investment securities. The Company's results of operations also are affected by the provision for losses on loans and leases; the level of its other income, including loan fees and service charges, federal insurance premiums, net real estate owned expense and miscellaneous other expenses; as well as its income tax expense.


                 Changes in Financial Condition
                 -------------------------------

     At March 31, 2000, the Company's total assets, deposits and equity amounted to $108.4 million, $40.4 million, and $13.1 million respectively compared to $102.5 million, $38 million, and $13 million respectively at December 31, 1999. The increase in total assets of $5.9 million or 5.8% was due primarily to an increase of $3.6 million in the net loan and lease portfolio.
The increase of 5% in net loan and lease portfolio was due to new loan originations exceeding new loan sales and repayment, combined with the Company retaining a greater number of fixed rate loans in its loan portfolio. Interest-bearing deposits in other institutions increased $2.3 million during the first three months to $2.6 million. The increase in interest-bearing deposit was due primarily to an increase in deposits combined with an increase in Federal Home Loan Bank Advances. Investments in Mortgage-Backed securities decreased in the first three months of 2000 by $264,000 or 1.1%, due to repayment of Mortgage-Backed securities exceeding new purchases. Investment in Federal Home Loan Bank stock increased in the first three months of 2000 by $122,000 or 4.6%, due to the purchase of additional Federal Home Loan Bank stock to facilitate the long term borrowing from Federal Home Loan Bank.

     The Company's short term borrowing from the Federal Home Loan Bank increased during the first three months of 2000 by $3.8 million or 17%. The Bank uses the proceeds from short term borrowing to finance the purchase of mortgage-backed securities and fund long term fixed rate mortgages. The Company's long term borrowing from the Federal Home Loan Bank decreased during the first three months of 2000 by $443,000. Homestead uses the proceeds from long term borrowing to fund long term fixed rate mortgages. Deposits with the Bank have increased by $2.4 million or 6.3% in the first three months of 2000. The equity of the Company increased $39,000 or .3% in the first three months of 2000, due primarily to net income of $144,000 offset by the repurchase of the Company's common stock in the stock repurchase plan of $46,000 and dividends paid out of $68,000. At March 31, 2000 the Company had repurchased $2.8 million of it's common stock. This amount appears in the equity section of the Statement of Financial Condition as Treasury Stock.

                            Capital
                            -------

     The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory---and possible additional discretionary---actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weighing, and other factors.


     Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of March 31, 2000, that the Bank meets all capital adequacy requirements to which it is subject.


     As of March 31, 2000, the most recent notification categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier I risk based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

The Bank's actual capital amounts and ratios are also presented in the table.



                                                                                     To Be Well
                                                                                  Capitalized Under
                                                           For Capital            Prompt Corrective
                                      Actual            Adequacy Purposes:        Action Provisions:
                               --------------------     -------------------       --------------------
                                 Amount     Ratio        Amount     Ratio          Amount       Ratio
                               ---------   --------     --------   --------       ---------    --------
                                                      (Dollars in Thousands)
As of March 31, 2000:
Total Capital (to Risk
     Weighted Assets)          $ 11,533    23.27%       $ 3,965  >/=  8.0%        $ 4,956   >/=  10.0%
Tier I Capital (to Risk
     Weighted Assets)          $ 11,243    22.68%       $ 1,983  >/=  4.0%        $ 2,974   >/=   6.0%
Tier I Capital (to Average
     Assets)                   $ 11,243    10.39%       $ 4,327  >/=  4.0%        $ 5,408   >/=   5.0%


                           Liquidity
                           ---------

     The Bank is required under applicable federal regulations to maintain specific levels of "liquid" investments in qualifying types of United States Government, federal agency and other investments having maturities of five years or less. Current regulations require that a Savings institution maintain liquid assets of not less than 5% of its average daily balance of net withdrawable shares.


                     Results of Operations
                     ---------------------

     Net income for the first three months of 2000 was $144,000 compared to $133,000 for the same period of 1999. The increase in net income of $11,000 or 8.2%, was primarily due to an increase in net interest income after provision for (recovery of) loan and lease losses of $44,000 or 6.7%, offset by a decrease in non-interest income of $18,000 or 20.7%, with an increase of $15,000 or 21.42%, in income tax expense. The decrease in non-interest income is due to a decrease in loan fees and service charges of $18,000 or 22.5%. Non-interest expense remained the same for the first three months of 2000 and 1999 at $534,000. Compensation expense increased by $26,000 or 10.4%, offset by a decease in occupancy and equipment expense of $23,000 or 35.9%, for the first three months of 2000.



                      Net Interest Income
                      -------------------

     The primary source of earnings for the Company is net interest income; the difference between income generated from interest-earning assets less interest expense on interest-bearing liabilities. The primary factors that affect interest income are changes in the volume and type of interest-earning assets and interest-bearing liabilities, along with changes in market rates. Net interest income for the first three months of 2000 was $698,000 an increase of $49,000 or 7.6% over the same period of 1999. This increase in net interest income was primarily attributable to an increase in interest income of $325,000 or 20.5%, offset by an increase in interest expense of $276,000 or 29.6% over the same period of 1999. The increase in interest income was primarily due to an increase in the volume of the Company's loan and lease portfolio, combined with an increase in the volume of investment securities offset by a decrease in the volume of the Company's mortgage-backed securities. Interest rate spread is the yield of interest-earning assets minus the costs of interest-bearing liabilities. The interest rate spread for the three months ended March 31, 2000 was 2.09% as compared to 2.13% for the same period in 1999.


     The table of Consolidated Average Balance Sheets and Interest Rate Analysis for the three months ended March 31, 2000 and 1999 on page 13, and the corresponding table of Interest Differentials on page 14, detail the effect of a change in average balances and the change in interest yield and interest cost have on net interest income for the respective periods.


                     Nonperforming Assets
                     --------------------

     Nonperforming assets include non-accrual loans and leases and real estate owned. Loans are considered non-accrual when the principal or interest becomes 90 days past due or when there is uncertainty about the repayment of the principal and interest in accordance with the terms of the loans. Non-accrual loans at March 31, 2000 were $179,000 compared to $337,000 at March 31, 1999. The percentage of non-accrual loans and leases to total loan and leases at March 31, 2000 is .26% down from .57% at March 31, 1999.

     Real estate owned is properties held for sale acquired through foreclosure or negotiated settlements of debt. At March 31, 2000 the Bank had real estate owned of $15,000 compared to $0 at March 31, 1999. Nonperforming assets at March 31, 2000 were
 .18% of total assets compared to .36% at March 31, 1999.



                                  Homestead Bancorp, Inc. and Subsidiary
                    CONSOLIDATED AVERAGE BALANCE SHEETS AND INTEREST RATE ANALYSIS
                           for the three months ended March 31, 2000 and 1999

                                                          Three Months Ended                           Three Months Ended
                                                            March 31, 2000                               March 31, 1999

                                                  AVERAGE                       YIELD/          AVERAGE                    YIELD/
                                                  BALANCE       INTEREST        RATE           BALANCE        INTEREST      RATE
                                              -----------------------------------------     -------------------------------------
                                              (In Thousands)  (In Thousands)                (In Thousands)  (In Thousands)

Interest - Earning Assets:

    Loans and Leases Receivable                   $  73,857       1,425          7.72%        $  56,222          1,074     7.64%
    Mortgage - Backed Securities                     23,488         370          6.30%           25,966            378     5.83%
    Investment Securities                             5,171          81          6.26%            4,626             65     5.62%
    Other Interest - Earning Assets                   2,716          31          4.60%            5,621             65     4.63%
                                                  ----------    --------         -----        ----------       --------    -----
    Total Interest - Earning Assets               $ 105,232       1,907          7.25%        $  92,435          1,582     6.85%

Noninterest - Earning Assets                          2,102                                       2,443
                                                  ----------                                  ----------
    Total Assets                                  $ 107,334                                   $  94,878
                                                  ==========                                  ==========

Interest - Bearing Liabilities:

    Deposits                                      $  40,588         450          4.43%        $  40,323            426     4.23%
    Federal Home Loan Bank Advances                  53,169         759          5.71%           38,792            507     5.23%
                                                  ----------    --------         -----        ----------       --------    -----
    Total Interest-bearing Liabilities            $  93,757       1,209          5.16%        $  79,115            933     4.72%

Noninterest - Bearing Liabilities                       493                                         465
                                                  ----------                                  ----------
    Total Liabilities                             $  94,250                                   $  79,580
                                                  ==========                                  ==========

Stockholders' Equity                              $  13,084                                   $  15,298
                                                  ----------                                  ----------
    Total Liabilities and Stockholders' Equity    $ 107,334                                   $  94,878
                                                  ==========                                  ==========

Net Interest Income; Interest Rate Spread                       $   698          2.09%                         $   649     2.13%
                                                                ========         =====                         =========   =====

Net Interest Margin as a % of Total Earning Assets                               2.65%                                     2.81%
                                                                                 =====                                     =====





                 Homestead Bancorp, Inc. and Subsidiary
                          INTEREST DIFFERENTIALS
                          ----------------------

            for the three months ended March 31, 2000 and 1999


                                                       March 31, 2000 VS March 31, 1999
                                                  ---------------------------------------
                                                        CHANGE DUE TO            TOTAL
                                                    VOLUME         RATE          CHANGE
                                                  ---------------------------------------
                                                                (In Thousands)
Interest - Earning Assets:

    Loans and Lease Receivable                    $     340       $    11       $   351
    Mortgage-Backed Securities                          (37)           29            (8)
    Investment Securities                                 8             8            16
    Other Interest-Earning assets                       (33)           (1)          (34)

      Total Interest Income                       $     278       $    47       $   325


Interest - Bearing Liabilities:

    Deposits                                      $       3       $    21       $    24
    Federal Home Loan Bank Advances                     202            50           252

      Total Interest Expense                      $     205       $    71       $   276


Increase (Decrease) in Interest Differential      $      73       $   (24)      $    49



                    Homestead Bancorp, Inc. and Subsidiary
                                 FORM 10-QSB
                                 ------------

                      Three  Months Ended March 31, 2000


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


Item 6 - Exhibits and Reports on Form 8-K:

             a.)  Exhibits:

                  No exhibits were filed on Form 8-K by the Registrant during the quarter ended March 31, 2000.

             b.)  Reports:

                  No reports on Form 8-K were filed by the Registrant during the quarter ended March 31, 2000.

                              SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                          Homestead Bancorp, Inc



Date:  May 12, 2000                     BY /s/ Lawrence C. Caldwell, Jr.
    -------------------------           -------------------------------------
                                        Lawrence C. Caldwell, Jr.
                                        President and Chief Executive Officer






Date:  May 12, 2000                        BY /s/ Kelly Morse
    -------------------------              -------------------------
                                           Kelly Morse
                                           Comptroller