Form 10QSB
period 2000-06-30
HOMESTEAD BANCORP INC
filed 2000-08-09
CIK 1059078

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

Common Stock, par value $.01 per share
(Title of Class)

INDEX

PART I - FINANCIAL INFORMATION

Consolidated Financial Statements:
Page
Consolidated Statements of Financial Condition -
June 30, 2000 and December 31, 1999	1 - 2

Consolidated Statements of Income -
for the three and six month periods ended
June 30, 2000 and 1999	3

Consolidated Statements of Stockholders' Equity
for the six months ended June 30, 2000
and 1999	4

Consolidated Statements of Cash Flows -
for the six months ended June 30, 2000
and 1999	5 - 6

Notes to Consolidated Financial Statements	7

Management's Discussion and Analysis of Financial
Condition and Results of Operations	8 - 14

Part II - OTHER INFORMATION

Legal Proceedings	15

Changes in Securities	15

Defaults Upon Senior Securities	15

Submission of Matters to a Vote of Security Holders	15

Other Information	15

Exhibits and Reports on Form 8-K	15

Signatures	16

Homestead Bancorp, Inc. and Subsidiary
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
As of June 30, 2000 and December 31, 1999

ASSETS

	(UNAUDITED)	(AUDITED)
	June 30,	December 31,
	2000	1999
	(In Thousands)

Cash and Cash Equivalents	$ 750	$ 633

Interest-bearing Deposits in Other Institutions	2,623	256

Securities:

Investment Securities Available
for Sale (Amortized Cost of
$2.6 million and $2.2 million)	2,469	2,180

Mortgage-Backed Securities
Available for Sale (Amortized
Cost of $22.7 million and $24.1 million)	22,438	23,871

FPB Financial Corp. Stock	111	103

Federal Home Loan Bank Stock, at Cost	2,862	2,649
	________	________
Total Securities	27,880	28,803

Loans Held for Sale	530	133

Loans Receivable	77,706	71,594
Leases Receivable	215	208
	________	________
Total Loans and Leases Receivable	77,921	71,802

Less: Allowance for Loan and Lease Losses	(302)	(295)
	________	________
Net Loans and Leases Receivable	77,619	71,507

Premises and Equipment, Net	777	517
Accrued Interest Receivable	593	567
Other Assets	103	34
	________	________
Total Assets	$ 110,875	$ 102,450
	========	========

LIABILITIES AND STOCKHOLDERS' EQUITY

	(UNAUDITED)	(AUDITED)
	June 30,	December 31,
	1999	1999
	(In Thousands)

Deposits	$ 40,869	$ 38,039

Advances from Borrowers for Taxes and
Insurance	63	61

Advances from Federal Home
Loan Bank	56,004	51,097

Income Taxes Payable	174	145

Other Liabilities	585	77
	________	________
Total Liabilities	97,695	89,419

Stockholders' Equity as Restated:

Common Stock - $.01 Par Value;
10,000,000 Shares Authorized, 1,477,870
Shares Issued and Outstanding in 2000
1,477,870 in 1999	15	15

Paid-in Capital in Excess of Par	12,916	12,929

Retained Earnings - Substantially Restricted	4,387	4,175

Accumulated Other Comprehensive Income	(204)	(156)
	________	________
	17,114	16,963

Treasury Stock - 347,544 shares at cost in
2000 and 321,183 shares at cost in 1999	(2,841)	(2,795)

Unearned ESOP Shares	(717)	(761)

Common Stock Acquired by Recognition Plans	(376)	(376)
	________	________
Total Stockholders' Equity	13,180	13,031
	________	________
Total Liabilities and Stockholders'
Equity	$ 110,875	$ 102,450
	========	========

Homestead Bancorp, Inc. and Subsidiary
CONSOLIDATED STATEMENTS OF INCOME

for the three and six months ended June 30, 2000 and 1999

	(Unaudited)		(Unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2000	1999	2000	1999
	(In Thousands)		(In Thousands)
Interest Income:
Loans and Leases	$ 1,505	$ 1,165	$ 2,930	$ 2,240
Mortgage-Backed Securities	345	350	715	728
Investment Securities	130	68	211	139
Other	39	32	70	90
	_______	_______	_______	_______
Total Interest Income	2,019	1,615	3,926	3,197

Interest Expense:
Deposits	467	418	917	845
Borrowings	820	560	1,579	1,067
	_______	_______	_______	_______
Total Interest Expense	1,287	978	2,496	1,912
	_______	_______	_______	_______
Net Interest Income	732	637	1,430	1,285

Provision for (Recovery of) Loan and Lease
Losses	4	(6)	9	(6)
	_______	_______	_______	_______
Net Interest Income After Provision for
(Recovery of) Loan and Lease Losses	728	643	1,421	1,291
	_______	_______	_______	_______
Noninterest Income:
Gain on Sale of Loans	9	13	13	19
Loan Fees and Service Charges	65	73	127	153
Other Income	5	2	8	5
	_______	_______	_______	_______
Total Noninterest Income	79	88	148	177

Noninterest Expense:
Compensation and Benefits	277	277	552	527
Occupancy and Equipment Expense	50	39	91	84
Federal Insurance Premium	2	6	4	12
Net Real Estate Owned Expense	0	1	3	1
Loss on Sale of Securities	0	0	0	8
Other	196	225	408	450
	_______	_______	_______	_______
Total Noninterest Expense	525	548	1,058	1,082
	_______	_______	_______	_______
Income Before Provision for Income
Taxes	282	183	511	386

Income Taxes	89	65	174	135
	_______	_______	_______	_______
Net Income	$ 193	$ 118	$ 337	$ 251
	======	======	======	======
Per Share:
Earnings Per Common Share	0.18	0.10	0.31	0.19
	======	======	======	======
Earnings Per Common Share - Assuming Dilution	0.16	0.08	0.28	0.17
	======	======	======	======
Cash Dividends Declared	0.06	0.05	0.12	0.10
	======	======	======	======

Homestead Bancorp, Inc. and Subsidiary
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

for the six Months Ended June 30, 2000 and 1999

	(UNAUDITED)	(UNAUDITED)
	June 30,	June 30,
	2000	1999
(In Thousands)
Common Stock:
Balance - Beginning of Period	$ 15	$ 15
	__________	__________

Balance - End of Period	$ 15	$ 15
	=========	=========
Paid-in Capital in Excess of Par:
Balance - Beginning of Period	$ 12,929	$ 12,942
Exercise of Stock Options	--	2
ESOP Compensation Expense	(13)	(13)
	__________	__________
Balance - End of Period	$ 12,916	$ 12,931
	=========	=========
Retained Earnings:
Balance - Beginning of Period	$ 4,175	$ 3,875
Net Income	337	251
Cash Dividends Declared and Paid	(135)	(145)
Dividends on ESOP Shares	10	10
	__________	__________
Balance - End of Period	$ 4,387	$ 3,991
	=========	=========
Treasury Stock
Balance - Beginning of Period	$ (2,795)	$ --
Repurchase of Stock	(46)	(1,861)
	__________	__________
Balance - End of Period	$ (2,841)	$ (1,861)
	=========	=========
Accumulated Other Comprehensive Income:
Balance - Beginning of Period	$ (156)	$ (6)
Transfer of securities from Held-to-Maturity
to Available-for-Sale	--	(4)
Net Change in Unrealized Gain (Loss)	(48)	(173)
	__________	__________
Balance - End of Period	$ (204)	$ (183)
	=========	=========
Unearned Employee Stock Ownership
Plan Shares:
Balance - Beginning of Period	$ (761)	$ (851)
Shares Released for Allocation	44	45
	__________	__________
Balance - End of Period	$ (717)	$ (806)
	=========	=========
Director & Management Recognition Plans:
Balance - Beginning of Period	$ (376)	$ (33)
Exercise of Stock Options	--	2
Fund 1999 Recognition Plan	--	(352)
	__________	__________
Balance - End of Period	$ (376)	$ (383)
	=========	=========
Comprehensive Income:
Net Income	$ 337	$ 251

Other Comprehensive Income, Net of Tax:
Reclassification Adjustments	--	8
Unrealized Gains (Losses) on Securities
Available for Sale	(204)	(183)
	__________	__________
Total Comprehensive Income	$ 133	$ 76
	=========	=========

Homestead Bancorp, Inc. and Subsidiary
CONSOLIDATED STATEMENTS OF CASH FLOWS

for the six months ended June 30, 2000 and 1999

	(UNAUDITED)
	June 30,
	2000	1999
Cash Flows From Operating Activities:
Net Income	$ 337	$ 251
Adjustments to Reconcile Net Income
to Net Cash Provided by (Used in) Operating
Activities:
Depreciation	24	20
Provision for (Recovery of)
Loan and Lease Losses	9	(6)
Net Amortization of Premiums on Securities	37	68
Realized Loss on Sale of Securities	--	8
Stock Dividends on Federal Home
Loan Bank Stock	(129)	(54)
Net (Increase) Decrease in Loans
Held for Sale	(397)	(146)

Change in Assets and Liabilities
(Increase) Decrease in Accrued
Interest Receivable	(26)	(15)
(Increase) Decrease in Other
Assets	(69)	(39)
Increase (Decrease) in Income
Taxes Payable	29	(26)
Increase (Decrease) in Other
Liabilities	508	113
	_________	________
Net Cash Provided by (Used in) Operating Activities	323	174

Cash Flows From Investing Activities:
Purchases of Property and Equipment	(284)	(23)
Purchases of Real Estate Owned	(18)	--
Maturities of Investment Securities	600	700
Purchases of Investment Securities	(883)	(998)
Maturities of Mortgage-Backed Securities	1,895	4,754
Purchases of Mortgage-Backed
Securities	(577)	(3,499)
Proceeds from Sale of securities available for sale	--	955
Net (Increase) Decrease in Loans and Leases
Receivable	(6,047)	(10,814)
	_________	________
Net Cash Provided by (Used in) Investing Activities	(5,314)	(8,925)

	(UNAUDITED)
	June 30,
	2000	1999
Cash Flows From Financing Activities:
Acquisition of Treasury Stock	(46)	(1,861)
Acquisiton of shares of Recognition Plan	--	(319)
MRP Shares Earned	--	2
Net Increase (Decrease) in Money Market Accounts,
NOW Accounts and Savings Accounts	283	30
Net Increase (Decrease) in Certificates
of Deposit	2,547	172
Proceeds from (Repayment of) Federal Home
Loan Bank Advances	4,907	12,100
Increase (Decrease) in Advances from
Borrowers for Taxes and Insurance	2	8
Dividends Paid on Common Stock	(135)	(145)
Purchase of Federal Home Loan Bank Stock	(83)	(625)
	_________	________
Net Cash Provided by (Used In)
Financing Activities	7,475	9,362
	_________	________
Net Increase (Decrease) in Cash and
Cash Equivalents	2,484	611

Cash and Cash Equivalents -
Beginning of Period	889	3,703
	_________	________
Cash and Cash Equivalents -
End of Period	$ 3,373	$ 4,314
	========	=======

Supplemental Disclosures of Cash flow
Information:
Cash Payments for:
Interest Paid to Depositors	$ 917	$ 845
	========	=======
Interest Paid on Borrowings	$ 1,579	$ 1,067
	========	=======
Income Taxes	$ 146	$ 167
	========	=======
Supplemental Schedules of Noncash
Investing and Financing Activities:
Real Estate Acquired in Settle-
ment of Loans and Leases	$ 15	$ 97
	========	=======
Increase (Decrease) in Unrealized Gain (Loss)
on Securities Available for Sale	$ (48)	$ (268)
	========	=======
(Increase) Decrease in Deferred Tax
Effect on Unrealized Gain (Loss) on Securities
Available for Sale	$ (16)	$ (91)
	========	=======

Homestead Bancorp, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 30, 2000

Note 1 - Basis of Presentation -

     The accompanying consolidated financial statements for the period ended June 30, 2000 include the accounts of Homestead Bancorp, Inc. (the "Company") and its wholly owned subsidiary, Homestead Bank (the "Bank"). Ponchatoula Homestead Savings, F.A. changed it's name to Homestead Bank on July 1, 1999. Currently, the business and management of Homestead Bancorp, Inc. is primarily the business and management of the Bank. All significant intercompany transactions and balances have been eliminated in the consolidation.

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

Note 2 - Employee Stock Ownership Plan -

     The Company sponsors a leveraged employee stock ownership plan (ESOP) that covers all employees who have at least six months of service with the Company, and obtained age 20. The ESOP shares initially were pledged as collateral for its debt. The debt is being repaid based on a ten-year amortization and the shares are being released for allocation to active employees annually over the ten-year period. The shares pledged as collateral are deducted from stockholder's equity as unearned ESOP shares in the accompanying balance sheets. ESOP compensation expense was $31,347 for the six months ended June 30, 2000 based on the annual release of shares.

Note 3 - Dividends and Earnings Per Share -

     The Company declared a quarterly dividend of $.06 for the first and second quarters of 2000. Total dividends paid to stockholders in the first six months of 2000 was $135,000.

     Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding, which is 1,086,484 for the six month period ended June 30, 2000. Earnings per common share - assuming dilution, are computed by dividing net income by the weighted average number of shares of common stock outstanding plus the effect of diluted securities, which was 1,219,438 for the six month period ended June 30, 2000.

Homestead Bancorp, Inc. and Subsidiary

Managements Discussion and Analysis
of Financial Condition and Results of Operations

June 30, 2000

General

     The following discussion compares the consolidated financial condition of Homestead Bancorp, Inc. (the "Company") and Subsidiary, Homestead Bank (the "Bank") (formerly Ponchatoula Homestead Savings, F.A.), at June 30, 2000 to December 31, 1999 and the results of operations for the three and six month periods ended June 30, 2000 with the same period in 1999. Currently, the business and management of Homestead Bancorp, Inc. is primarily the business and management of the Bank. This discussion should be read in conjunction with the interim consolidated financial statements and footnotes included herein.

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

Changes in Financial Condition

     At June 30, 2000, the Company's total assets, deposits and equity amounted to $110.9 million, $40.9 million, and $13.2 million respectively compared to $102.5 million, $38 million, and $13 million respectively at December 31, 1999. The increase in total assets of $8.4 million or 8.2% was due primarily to an increase of $6.1 million in the net loan and lease portfolio. The increase of 8.5% in net loan and lease portfolio was due to new loan originations exceeding new loan sales and repayment, combined with the Company retaining a greater number of fixed rate loans in its loan portfolio. Interest-bearing deposits in other institutions increased $2.4 million during the first six months to $2.6 million. The increase in interest-bearing deposit was due primarily to an increase in deposits combined with an increase in Federal Home Loan Bank Advances. Investments in Mortgage-Backed securities decreased in the first six months of 2000 by $1.4 million or 6.0%, due to repayment of Mortgage-Backed securities exceeding new purchases. Investment in Federal Home Loan Bank stock increased in the first six months of 2000 by $213,000 or 8.0%, due to the purchase of additional Federal Home Loan Bank stock to facilitate the long term borrowing from Federal Home Loan Bank.

     The Company's short term borrowing from the Federal Home Loan Bank increased during the first six months of 2000 by $5.8 million or 26.0%. The Bank uses the proceeds from short term borrowing to finance the purchase of mortgage-backed securities and fund long term fixed rate mortgages. The Company's long term borrowing from the Federal Home Loan Bank decreased during the first six months of 2000 by $892,000. Homestead uses the proceeds from long term borrowing to fund long term fixed rate mortgages. Deposits with the Bank have increased by $2.8 million or 7.4% in the first six months of 2000. The equity of the Company increased $149,000 or 1.1% in the first six months of 2000, due primarily to net income of $337,000 offset by the repurchase of the Company's common stock in the stock repurchase plan of $46,000 and dividends paid out of $135,000. At June 30, 2000 the Company had repurchased $2.8 million of it's common stock. This amount appears in the equity section of the Statement of Financial Condition as Treasury Stock.

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

      Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of June 30, 2000, that the Bank meets all capital adequacy requirements to which it is subject.

      As of June 30, 2000, the most recent notification categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier I risk based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

 The Bank's actual capital amounts and ratios are also presented in the table.

	Actual		For Capital Adequacy Purposes:		To Be Well Capitalized Under Prompt Corrective Action Provisions:
	Amount	Ratio	Amount	Ratio	Amount	Ratio
(Dollars in Thousands)
As of June 30, 2000:
Total Capital (to Risk Weighted Assets)	$ 11,753	22.78%	$ 4,128	> 8.0%	$ 5,160	> 10.0%
Tier I Capital (to Risk Weighted Assets)	$ 11,458	22.21%	$ 2,064	> 4.0%	$ 3,096	> 6.0%
Tier I Capital (to Average Assets)	$ 11,458	10.36%	$ 4,425	> 4.0%	$ 5,532	> 5.0%

Liquidity

     The Bank is required under applicable federal regulations to maintain specific levels of "liquid" investments in qualifying types of United States Government, federal agency and other investments having maturities of five years or less. Current regulations require that a Savings institution maintain liquid assets of not less than 5% of its average daily balance of net withdrawable shares.

Results of Operations

     Net income for the first six months of 2000 was $337,000 compared to $251,000 for the same period of 1999. The increase in net income of $86,000 or 34.3%, was primarily due to an increase in net interest income after provision for (recovery of) loan and lease losses of $130,000 or 10.1%, offset by a decrease in non-interest income of $29,000 or 16.4%, with an increase of $39,000 or 28.9%, in income tax expense. The decrease in non-interest income is due to a decrease in loan fees and service charges of $26,000 or 17.0%. Non-interest expense decreased by $24,000 or 2.2% in the first six months of 2000. Compensation expense increased by $25,000 or 4.7%, offset by a decease in federal insurance premiums of $8,000 or 66.7%, for the first six months of 2000.

     Net income for the three month period ended June 30, 2000 was $193,000 compared to $118,000 for the same period of 1999. The increase in net income of $75,000 or 63.6%, was primarily due to an increase in net interest income after provision for (recovery of) loan and lease losses of $85,000 or 13.2%, offset by a decrease in non-interest income of $9,000 or 10.2%, with an increase of $24,000 or 36.9%, in income tax expense. The decrease in non-interest income is due to a decrease in loan fees and service charges of $8,000 or 11.0%. Non-interest expense decreased by $23,000 or 4.2% for the three month period ended June 30, 2000.

Net Interest Income

     The primary source of earnings for the Company is net interest income; the difference between income generated from interest-earning assets less interest expense on interest-bearing liabilities. The primary factors that affect interest income are changes in the volume and type of interest-earning assets and interest-bearing liabilities, along with changes in market rates. Net interest income for the first six months of 2000 was $1.4 million an increase of $145,000 or 11.3% over the same period of 1999. This increase in net interest income was primarily attributable to an increase in interest income of $729,000 or 22.8%, offset by an increase in interest expense of $584,000 or 30.5% over the same period of 1999. One of the factors in the increase in net interest income, was a special dividend of $45,000 paid by Federal Home Loan Bank of Dallas to it's shareholders in April 2000. As this was a special dividend, the Bank does not anticipate receiving any other special dividends in future periods. Other factors contributing to the increase in interest income was an increase in the volume of the Company's loan and lease portfolio, combined with an increase in the volume of investment securities offset by a decrease in the volume of the Company's mortgage-backed securities. Interest rate spread is the yield of interest-earning assets minus the costs of interest-bearing liabilities. The interest rate spread for the six months ended June 30, 2000 was 2.24% as compared to 2.10% for the same period in 1999

     Net interest income for the three month period ended June 30, 2000 was $732,000 an increase of $95,000 or 14.9% over the same period of 1999. This increase in net interest income was primarily attributable to an increase in interest income of $404,000 or 25.0%, offset by an increase in interest expense of $309,000 or 31.6% over the same period of 1999. The increase in interest income was primarily due to an increase in the volume of the Company's loan and lease portfolio, combined with an increase in the volume of investment securities and the Federal Home Loan Bank of Dallas special dividend, offset by a decrease in the volume of the Company's mortgage-backed securities.

     The table of Consolidated Average Balance Sheets and Interest Rate Analysis for the six months ended June 30, 2000 and 1999 on page 13, and the corresponding table of Interest Differentials on page 14, detail the effect of a change in average balances and the change in interest yield and interest cost have on net interest income for the respective periods.

Nonperforming Assets

     Nonperforming assets include non-accrual loans and leases and real estate owned. Loans are considered non-accrual when the principal or interest becomes 90 days past due or when there is uncertainty about the repayment of the principal and interest in accordance with the terms of the loans. Non-accrual loans at June 30, 2000 were $197,000 compared to $274,000 at June 30, 1999. The percentage of non-accrual loans and leases to total loans and leases at June 30, 2000 is .26% down from .43% at June 30, 1999.

     Real estate owned is properties held for sale acquired through foreclosure or negotiated settlements of debt. At June 30, 2000 the Bank had real estate owned of $0 compared to $97,000 at June 30, 1999. Nonperforming assets at June 30, 2000 were .18% of total assets compared to .37% at June 30, 1999.

Current Events

     On July 12, 2000, the Office of Thrift Supervision (OTS), amended it's regulations on stock repurchases. Under the old regulations, a company could not repurchase any of its common stock, for the first year after the public offer, and in years two and three only up to 25% of the total outstanding, with OTS approval. Under the new regulations adopted by the OTS on July 12, 2000 a company can not repurchase any common stock in the first year after the public offering, but after the first year a company can repurchase any amount of it's common stock without OTS approval. As a result of the new regulations the Board of Directors of Homestead Bancorp, Inc on July 12, 2000, approved a new stock repurchase program. Under the new program the company can purchase up to 250,000 shares of its common stock.

     In January of this year, Homestead Bank, purchased a tract of land in Walker, La. The land will used to open its third location. The target date for the opening is the second quarter of 2001. Walker is a residential community located about 20 miles east of Baton Rouge, La.

Homestead Bancorp, Inc. and Subsidiary
CONSOLIDATED AVERAGE BALANCE SHEETS AND INTEREST RATE ANALYSIS
for the six months ended June 30, 2000 and 1999

	Six Months Ended			Six Months Ended
	June 30, 2000			June 30, 1999
	AVERAGE			AVERAGE
	BALANCE	INTEREST	YIELD/	BALANCE	INTEREST	YIELD/
	(In Thousands)	(In Thousands)	RATE	(In Thousands)	(In Thousands)	RATE
Interest - Earning Assets:
Loans and Leases Receivable	$ 67,695	2,930	8.66%	$ 58,878	2,240	7.61%
Mortgage - Backed Securities	23,588	715	6.06%	25,530	728	5.70%
Investment Securities	4,993	211	8.45%	4,721	139	5.89%
Other Interest - Earning Assets	2,890	70	4.84%	4,339	90	4.18%
	________	________	_______	________	________	_______

Total Interest - Earning Assets	$ 99,167	3,926	7.92%	$ 93,468	3,197	6.84%

Noninterest - Earning Assets	2,114			1,410
	________			________

Total Assets	$ 101,281			$ 94,878
	=====			=====

Interest - Bearing Liabilities:

Deposits	$ 40,125	917	4.57%	$ 40,102	845	4.21%
Federal Home Loan Bank Advances	47,772	1,579	6.61%	40,583	1,067	5.26%
	________	________	_______	________	________	_______

Total Interest-bearing Liabilities	$ 87,897	2,496	5.68%	$ 80,685	1,912	4.74%

Noninterest - Bearing Liabilities	519			468
	________			________

Total Liabilities	$ 88,417			$ 81,153
	=====			=====

Stockholders' Equity	$ 12,865			$ 13,725
	________			________

Total Liabilities and Stockholders' Equity	$101,281			$ 94,878
	=====			=====

Net Interest Income; Interest Rate Spread		$ 1,430	2.24%		$ 1,285	2.10%
		=====	=====		=====	=====

Net Interest Margin as a % of Total Earning Assets			2.88%			2.75%
			=====			=====

Homestead Bancorp, Inc. and Subsidiary
INTEREST DIFFERENTIALS

for the six months ended June 30, 2000 and 1999

June 30, 2000 VS June 30, 1999

	CHANGE DUE TO		TOTAL
	VOLUME	RATE	CHANGE
(In Thousands)
Interest - Earning Assets:

Loans and Lease Receivable	$ 359	$ 331	$ 690
Mortgage-Backed Securities	(57)	44	(13)
Investment Securities	8	64	72
Other Interest-Earning assets	(33)	13	(20)
	______	______	______
Total Interest Income	$ 277	$ 452	$ 729
	=====	=====	=====

Interest - Bearing Liabilities:

Deposits	$ 1	$ 71	$ 72
Federal Home Loan Bank Advances	209	303	512
	______	______	______
Total Interest Expense	$ 210	$ 374	$ 584
	=====	=====	=====

Increase (Decrease) in Interest Differential	$ 67	$ 78	$ 145
	=====	=====	=====

Homestead Bancorp, Inc. and Subsidiary
FORM 10-QSB

Six Months Ended June 30, 2000

PART II - OTHER INFORMATION

Item 1	-	Legal Proceedings:

There are no matters required to be reported under this item.

Item 2	-	Changes in Securities:

There are no matters required to be reported under this item.

Item 3	-	Defaults Upon Senior Securities:

There are no matters required to be reported under this item.

Item 4	-	Submission of Matters to a Vote of Security Holders.

To elect three directors for terms of three years or until their successors have have been elected and qualified.
To amend the 1999 Stock Option Plan and the 1999 Recognition and
Retention Plan and Trust Agreement.
To ratify the appointment of Hannis T. Bourgeois, L.L.P. as the Company's independent auditors for the year ending December 31, 2000.

Item 5	-	Other Information:

There are no matters required to be reported under this item.

Item 6	-	Exhibits and Reports on Form 8-K

a.) Exhibits:
No exhibits were filed on Form 8-K by the Registrant
during the quarter ended June 30, 2000.
b.) Reports:
No reports on Form 8-K were filed by the Registrant
during the quarter ended June 30, 2000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Homestead Bancorp, Inc

Date:	August 8, 2000	BY	/s/ Lawrence C. Caldwell, Jr.

Lawrence C. Caldwell, Jr.
President and Chief Executive Officer

Date:	August 8, 2000	BY	/s/ Kelly Morse

Kelly Morse
Comptroller