Form 10QSB
period 2000-09-30
HOMESTEAD BANCORP INC
filed 2000-11-13
CIK 1059078

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

Common Stock, par value $.01 per share
(Title of Class)

INDEX

PART I - FINANCIAL INFORMATION

Consolidated Financial Statements:
Page
Consolidated Statements of Financial Condition -
September 30, 2000 and December 31, 1999	1 - 2

Consolidated Statements of Income -
for the three and nine month periods ended
September 30, 2000 and 1999	3

Consolidated Statements of Stockholders' Equity
for the nine months ended September 30, 2000
and 1999	4

Consolidated Statements of Cash Flows -
for the nine months ended September 30, 2000
and 1999	5 - 6

Notes to Consolidated Financial Statements	7

Management's Discussion and Analysis of Financial
Condition and Results of Operations	8 - 14

Part II - OTHER INFORMATION

Legal Proceedings	15

Changes in Securities	15

Defaults Upon Senior Securities	15

Submission of Matters to a Vote of Security
Holders	15

Other Information	15

Exhibits and Reports on Form 8-K	15

Signatures	16

Homestead Bancorp, Inc. and Subsidiary
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
As of September 30, 2000 and December 31, 1999

ASSETS

	(UNAUDITED)	(AUDITED)
	September 30,	December 31,
	2000	1999
	(In Thousands)

Cash and Cash Equivalents	$ 603	$ 633

Interest-bearing Deposits in Other Institutions	1,953	256

Securities:

Investment Securities Available
for Sale (Amortized Cost of
$2.4 million and $2.2 million)	2,477	2,180

Mortgage-Backed Securities
Available for Sale (Amortized
Cost of $22.7 million and $24.1 million)	21,646	23,871

FPB Financial Corp. Stock	114	103

Federal Home Loan Bank Stock, at Cost	2,908	2,649

Total Securities	27,145	28,803

Loans Held for Sale	304	133

Loans Receivable	80,214	71,594
Leases Receivable	211	208

Total Loans and Leases Receivable	80,425	71,802

Less: Allowance for Loan and Lease Losses	(308)	(295)

Net Loans and Leases Receivable	80,117	71,507

Premises and Equipment, Net	786	517
Accrued Interest Receivable	648	567
Other Assets	104	34

Total Assets	$ 111,660	$ 102,450

LIABILITIES AND STOCKHOLDERS' EQUITY

	(UNAUDITED)	(AUDITED)
	September 30,	December 31,
	2000	1999
	(In Thousands)

Deposits	$ 41,134	$ 38,039

Advances from Borrowers for Taxes and Insurance	74	61

Advances from Federal Home Loan Bank	56,048	51,097

Income Taxes Payable	215	145

Other Liabilities	715	77

Total Liabilities	98,186	89,419

Stockholders' Equity as Restated:

Common Stock - $.01 Par Value;
10,000,000 Shares Authorized, 1,477,870
Shares Issued and Outstanding in 2000
1,477,870 in 1999	15	15

Paid-in Capital in Excess of Par	12,912	12,929

Retained Earnings - Substantially Restricted	4,510	4,175

Accumulated Other Comprehensive Income	(110)	(156)

	17,327	16,963

Treasury Stock - 347,544 shares at cost in
2000 and 321,183 shares at cost in 1999	(2,841)	(2,795)

Unearned ESOP Shares	(694)	(761)

Common Stock Acquired by Recognition Plans	(318)	(376)

Total Stockholders' Equity	13,474	13,031

Total Liabilities and Stockholders' Equity	$ 111,660	$ 102,450

Homestead Bancorp, Inc. and Subsidiary
CONSOLIDATED STATEMENTS OF INCOME

for the three and nine months ended September 30, 2000 and 1999

	(Unaudited)		(Unaudited)
	Three Months Ended		Nine months Ended
	September 30,		September 30,
	2000	1999	2000	1999
	(In Thousands)		(In Thousands)

Interest Income:
Loans and Leases	$1,579	$1,283	$4,507	$3,523
Mortgage-Backed Securities	404	374	1,119	1,102
Investment Securities	87	67	299	206
Other	33	49	103	139

Total Interest Income	2,103	1,773	6,028	4,970

Interest Expense:
Deposits	509	416	1,425	1,261
Borrowings	870	643	2,449	1,710

Total Interest Expense	1,379	1,059	3,874	2,971

Net Interest Income	724	714	2,154	1,999

Provision for (Recovery of) Loan and Lease
Losses	6	15	15	9

Net Interest Income After Provision for
(Recovery of) Loan and Lease Losses	718	699	2,139	1,990

Noninterest Income:
Gain on Sale of Loans	14	11	27	30
Loan Fees and Service Charges	59	91	186	244
Other Income	20	8	28	13

Total Noninterest Income	93	110	241	287

Noninterest Expense:
Compensation and Benefits	289	270	841	797
Occupancy and Equipment Expense	46	47	137	131
Federal Insurance Premium	2	6	6	18
Net Real Estate Owned Expense	0	7	3	8
Loss on Sale of Securities	0	12	0	20
Other	189	224	597	674

Total Noninterest Expense	526	566	1,584	1,648

Income Before Provision for Income
Taxes	285	243	796	629

Income Taxes	100	83	274	218

Net Income	$185	$160	$522	$411

Per Share:
Earnings Per Common Share	0.17	0.13	0.48	0.32

Earnings Per Common Share - Assuming Dilution	0.15	0.12	0.43	0.29

Cash Dividends Declared	0.06	0.05	0.18	0.15

Homestead Bancorp, Inc. and Subsidiary
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

for the nine months Ended September 30, 2000 and 1999

	(UNAUDITED)	(UNAUDITED)
	September 30,	September 30,
	2000	1999
	(In Thousands)
Common Stock:
Balance - Beginning of Period	$15	$15

Balance - End of Period	$15	$15

Paid-in Capital in Excess of Par:
Balance - Beginning of Period	$12,929	$12,942
Exercise of Stock Options	--	8
ESOP Compensation Expense	(17)	(18)

Balance - End of Period	$12,912	$12,932

Retained Earnings:
Balance - Beginning of Period	$4,175	$3,875
Net Income	522	411
Cash Dividends Declared and Paid	(203)	(214)
Dividends on ESOP Shares	16	15

Balance - End of Period	$4,510	$4,087

Treasury Stock
Balance - Beginning of Period	$(2,795)	$--
Repurchase of Stock	(46)	(2,383)

Balance - End of Period	$(2,841)	$(2,383)

Accumulated Other Comprehensive Income:
Balance - Beginning of Period	$(156)	$(6)
Transfer of securities from Held-to-Maturity
to Available-for-Sale	--	(4)
Net Change in Unrealized Gain (Loss)	46	(162)

Balance - End of Period	$(110)	$(172)

Unearned Employee Stock Ownership
Plan Shares:
Balance - Beginning of Period	$(761)	$(851)
Shares Released for Allocation	67	67

Balance - End of Period	$(694)	$(784)

Director & Management Recognition Plans:
Balance - Beginning of Period	$(376)	(33)
Plan Distribution	58	8
Fund 1999 Recognition Plan	--	(352)

Balance - End of Period	$(318)	$(377)

Comprehensive Income:
Net Income	$522	$411

Other Comprehensive Income, Net of Tax:
Reclassification Adjustments	--	8
Unrealizied Gains (Losses) on Securities
Available for Sale	(110)	(172)

Total Comprehensive Income	$412	$247

Homestead Bancorp, Inc. and Subsidiary
CONSOLIDATED STATEMENTS OF CASH FLOWS

for the nine months ended September 30, 2000 and 1999

	(UNAUDITED)
	September 30,
	2000	1999
Cash Flows From Operating Activities:
Net Income	$522	$411
Adjustments to Reconcile Net Income
to Net Cash Provided by (Used in) Operating
Activities:
Depreciation	36	30
Provision for (Recovery of)
Loan and Lease Losses	15	9
Gain on Sale of Real Estate Owned		5
Net Amortization of Premiums on Securities	22	100
Realized Loss on Sale of Securities	--	20
Stock Dividends on Federal Home
Loan Bank Stock	(176)	(87)
Net (Increase) Decrease in Loans
Held for Sale	(171)	(246)

Change in Assets and Liabilities
(Increase) Decrease in Accrued
Interest Receivable	(81)	(81)
(Increase) Decrease in Other
Assets	(70)	(17)
Increase (Decrease) in Income
Taxes Payable	70	5
Increase (Decrease) in Other
Liabilities	638	187

Net Cash Provided by (Used in) Operating Activities	805	336

Cash Flows From Investing Activities:
Purchases of Property and Equipment	(306)	(28)
Purchases of Real Estate Owned	(18)	--
Maturities of Investment Securities	900	1,000
Purchases of Investment Securities	(1,179)	(1,399)
Maturities of Mortgage-Backed Securities	2,830	5,440
Purchases of Mortgage-Backed
Securities	(577)	(5,329)
Proceeds from Sale of securities available for sale	--	2,243
Net (Increase) Decrease in Loans and Leases
Receivable	(8,582)	(15,864)

Net Cash Provided by (Used in) Investing Activities	(6,932)	(13,937)

	(UNAUDITED)
	September 30,
	2000	1999
Cash Flows From Financing Activities:
Acquisition of Treasury Stock	(46)	(2,383)
Acquisiton of shares of Recognition Plan	--	(319)
MRP Shares Earned	67	8
Net Increase (Decrease) in Money Market Accounts,
NOW Accounts and Savings Accounts	(1,239)	542
Net Increase (Decrease) in Certificates
of Deposit	4,334	(796)
Proceeds from (Repayment of) Federal Home
Loan Bank Advances	4,951	15,469
Increase (Decrease) in Advances from
Borrowers for Taxes and Insurance	13	12
Dividends Paid on Common Stock	(203)	(214)
Purchase of FPB Financial Stock	--	(100)
Purchase of Federal Home Loan Bank Stock	(83)	(750)

Net Cash Provided by (Used In)
Financing Activities	7,794	11,469

Net Increase (Decrease) in Cash and
Cash Equivalents	1,667	(2,132)

Cash and Cash Equivalents -
Beginning of Period	889	3,703

Cash and Cash Equivalents -
End of Period	$2,556	$1,571

Supplemental Disclosures of Cash flow
Information:
Cash Payments for:
Interest Paid to Depositors	$1,425	$1,261

Interest Paid on Borrowings	$2,449	$1,710

Income Taxes	$177	$167

Supplemental Schedules of Noncash
Investing and Financing Activities:
Real Estate Acquired in Settlement
of Loans and Leases	$15	$97

Increase (Decrease) in Unrealized Gain (Loss)
on Securities Available for Sale	$46	$(162)

(Increase) Decrease in Deferred Tax
Effect on Unrealized Gain (Loss) on Securities
Available for Sale	$15	$(55)

Homestead Bancorp, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)
September 30, 2000

Note 1 - Basis of Presentation -

    The accompanying consolidated financial statements for the period ended September 30, 2000 include the accounts of Homestead Bancorp, Inc. (the "Company") and its wholly owned subsidiary, Homestead Bank (the "Bank"). Ponchatoula Homestead Savings, F.A. changed it's name to Homestead Bank on July 1, 1999. Currently, the business and management of Homestead Bancorp, Inc. is primarily the business and management of the Bank. All significant intercompany transactions and balances have been eliminated in the consolidation.

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

Note 2 - Employee Stock Ownership Plan -

    The Company sponsors a leveraged employee stock ownership plan (ESOP) that covers all employees who have at least nine months of service with the Company, and obtained age 20. The ESOP shares initially were pledged as collateral for its debt. The debt is being repaid based on a ten-year amortization and the shares are being released for allocation to active employees annually over the ten-year period. The shares pledged as collateral are deducted from stockholder's equity as unearned ESOP shares in the accompanying balance sheets. ESOP compensation expense was $50,715 for the six months ended September 30, 2000 based on the annual release of shares.

Note 3 - Dividends and Earnings Per Share -

    The Company declared a quarterly dividend of $.06 for the first, second and third quarters of 2000. Total dividends paid to stockholders in the first nine months of 2000 was $203,000.

    Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding, which is 1,085,786 for the nine month period ended September 30, 2000. Earnings per common share - assuming dilution, are computed by dividing net income by the weighted average number of shares of common stock outstanding plus the effect of diluted securities, which was 1,218,663 for the nine month period ended September 30, 2000.

Homestead Bancorp, Inc. and Subsidiary

Managements Discussion and Analysis
 of Financial Condition and Results of Operations

September 30, 2000

General

    The following discussion compares the consolidated financial condition of Homestead Bancorp, Inc. (the "Company") and Subsidiary, Homestead Bank (the "Bank")(formly Ponchatoula Homestead Savings, F.A.), at September 30, 2000 to December 31, 1999 and the results of operations for the three and nine month periods ended September 30, 2000 with the same period in 1999. Currently, the business and management of Homestead Bancorp, Inc. is primarily the business and management of the Bank. This discussion should be read in conjunction with the interim consolidated financial statements and footnotes included herein.

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

Changes in Financial Condition

    At September 30, 2000, the Company's total assets, deposits and equity amounted to $111.6 million, $41.1 million, and $13.5 million respectively compared to $102.5 million, $38 million, and $13 million respectively at December 31, 1999. The increase in total assets of $9.1 million or 8.9% was due primarily to an increase of $8.6 million in the net loan and lease portfolio. The increase of 12.0% in net loan and lease portfolio was due to new loan originations exceeding new loan sales and repayment, combined with the Company retaining a greater number of fixed rate loans in its loan portfolio. Interest-bearing deposits in other institutions increased $1.7 million during the first nine months to $2 million. The increase in interest-bearing deposit was due primarily to an increase in deposits combined with an increase in Federal Home Loan Bank Advances. Investments in Mortgage-Backed securities decreased in the first nine months of 2000 by $2.2 million or 9.3%, due to repayment of Mortgage-Backed securities exceeding new purchases. Investment in Federal Home Loan Bank stock increased in the first nine months of 2000 by $259,000 or 9.8%, due to the purchase of additional Federal Home Loan Bank stock to facilitate the long term borrowing from Federal Home Loan Bank.

    The Company's short term borrowing from the Federal Home Loan Bank increased during the first nine months of 2000 by $6.3 million or 28.3%. The Bank uses the proceeds from short term borrowing to finance the purchase of mortgage-backed securities and fund long term fixed rate mortgages. The Company's long term borrowing from the Federal Home Loan Bank decreased during the first nine months of 2000 by $1.3 million. Homestead uses the proceeds from long term borrowing to fund long term fixed rate mortgages. Deposits with the Bank have increased by $3.1 million or 8.1% in the first nine months of 2000, due primarily to the bank offering some new higher yielding certificate of deposits. Other liabilities increased in the first nine months of 2000 by $638,000. This increase was due primarily to an increase of $474,000 in funds due on closed loans. The equity of the Company increased $443,000 or 3.4% in the first nine months of 2000, due primarily to net income of $522,000 offset by the repurchase of the Company's common stock in the stock repurchase plan of $46,000 and dividends paid out of $203,000. At September 30, 2000 the Company had repurchased $2.8 million of it's common stock. This amount appears in the equity section of the Statement of Financial Condition as Treasury Stock.

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

    Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of September 30, 2000, that the Bank meets all capital adequacy requirements to which it is subject .

    As of September 30, 2000, the most recent notification categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier I risk based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category .

The Bank's actual capital amounts and ratios are also presented in the table.

	Actual		For Capital Adequacy Purposes:		To Be Well Capitalized Under Prompt Corrective Action Provisions:
	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(Dollars in Thousands)
As of September 30, 2000:
Total Capital (to Risk
Weighted Assets)	$ 11,025	20.69%	$ 4,262	> 8.0%	$ 5,328	> 10.0%
Tier I Capital (to Risk
Weighted Assets)	$ 10,725	20.13%	$ 2,131	> 4.0%	$ 3,197	> 6.0%
Tier I Capital (to Average
Assets)	$ 10,725	9.63%	$ 4,453	> 4.0%	$ 5,566	> 5.0%

Liquidity

    The Bank is required under applicable federal regulations to maintain specific levels of "liquid" investments in qualifying types of United States Government, federal agency and other investments having maturities of five years or less. Current regulations require that a Savings institution maintain liquid assets of not less than 4% of its average daily balance of net withdrawable shares.

Results of Operations

    Net income for the first nine months of 2000 was $522,000 compared to $411,000 for the same period of 1999. The increase in net income of $111,000 or 27%, was primarily due to an increase in net interest income after provision for (recovery of) loan and lease losses of $149,000 or 7.5%, offset by a decrease in non-interest income of $46,000 or 16.0%, with an increase of $56,000 or 25.7%, in income tax expense. The decrease in non-interest income is due to a decrease in loan fees and service charges of $58,000 or 23.8%. Non-interest expense decreased by $64,000 or 3.9% in the first nine months of 2000. Compensation expense increased by $44,000 or 5.5%, offset by a decease in federal insurance premiums of $12,000 or 66.7%, for the first nine months of 2000.

    Net income for the three month period ended September 30, 2000 was $185,000 compared to $160,000 for the same period of 1999. The increase in net income of $25,000 or 15.6%, was primarily due to an increase in net interest income after provision for (recovery of) loan and lease losses of $19,000 or 2.72%, offset by a decrease in non-interest income of $17,000 or 15.5%, with an increase of $17,000 or 20.5%, in income tax expense. The decrease in non-interest income is due to a decrease in loan fees and service charges of $32,000 or 35.2%.

Net Interest Income

    The primary source of earnings for the Company is net interest income; the difference between income generated from interest-earning assets less interest expense on interest-bearing liabilities. The primary factors that affect interest income are changes in the volume and type of interest-earning assets and interest-bearing liabilities, along with changes in market rates. Net interest income for the first nine months of 2000 was $2.2 million an increase of $155,000 or 7.8% over the same period of 1999. This increase in net interest income was primarily attributable to an increase in interest income of $1.1 million or 21.3%, offset by an increase in interest expense of $903,000 or 30.4% over the same period of 1999. One of the factors in the increase in net interest income, was a special dividend of $45,000 paid by Federal Home Loan Bank of Dallas to it's shareholders in April 2000. As this was a special dividend, the Bank does not anticipate receiving any other special dividends in future periods. Other factors contributing to the increase in interest income was an increase in the volume of the Company's loan and lease portfolio, combined with an increase in the volume of investment securities and mortgage- backed securities. Interest rate spread is the yield of interest-earning assets minus the costs of interest-bearing liabilities. The interest rate spread for the nine months ended September 30, 2000 was 2.68% as compared to 2.80% for the same period in 1999.

    Net interest income for the three month period ended September 30, 2000 was $724,000 an increase of $10,000 or 1.34% over the same period of 1999. This increase in net interest income was primarily attributable to an increase in interest income of $330,000 or 18.6%, offset by an increase in interest expense of $320,000 or 30.2% over the same period of 1999. The increase in interest income was primarily due to an increase in the volume of the Company's loan and lease portfolio, combined with an increase in the volume of investment securities and mortgage-backed securities.

    The table of Consolidated Average Balance Sheets and Interest Rate Analysis for the nine months ended September 30, 2000 and 1999 on page 13, and the corresponding table of Interest Differentials on page 14, detail the effect of a change in average balances and the change in interest yield and interest cost have on net interest income for the respective periods.

Nonperforming Assets

    Nonperforming assets include non-accrual loans and leases and real estate owned. Loans are considered non-accrual when the principal or interest becomes 90 days past due or when there is uncertainty about the repayment of the principal and interest in accordance with the terms of the loans. Non-accrual loans at September 30, 2000 were $495,000 compared to $282,000 at September 30, 1999. The percentage of non-accrual loans and leases to total loans and leases at September 30, 2000 is .62% up from .45% at September 30, 1999.

    Real estate owned is properties held for sale acquired through foreclosure or negotiated settlements of debt. At September 30, 2000 the Bank had real estate owned of $0 compared to $23,000 at September 30, 1999. Nonperforming assets at September 30, 2000 were .43% of total assets compared to .30% at September 30, 1999.

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

    In January of this year, Homestead Bank, purchased a tract of land in Walker, La. The land will be used to open its third location. Construction on this branch office is scheduled to begin in the fourth quarter on 2000. The target date for the opening is the second quarter of 2001. Walker is a residential community located about 20 miles east of Baton Rouge, La.

Homestead Bancorp, Inc. and Subsidiary
CONSOLIDATED AVERAGE BALANCE SHEETS AND INTEREST RATE ANALYSIS
for the nine months ended September 30, 2000 and 1999

	nine months Ended			nine months Ended
	September 30, 2000			September 30, 1999

	AVERAGE		YIELD/	AVERAGE		YIELD/
	BALANCE	INTEREST	RATE	BALANCE	INTEREST	RATE

	(In Thousands)	(In Thousands)		(In Thousands)	(In Thousands)

Interest - Earning Assets:

Loans and Leases Receivable	$76,643	4,508	7.84%	$61,462	3,523	7.64%
Mortgage - Backed Securities	22,753	1,119	6.56%	25,244	1,102	5.82%
Investment Securities	5,273	299	7.56%	4,823	206	5.69%
Other Interest - Earning Assets	2,446	103	5.61%	3,693	139	5.02%

Total Interest - Earning Assets	$107,115	6,029	7.51%	$95,222	4,970	6.96%

Noninterest - Earning Assets	2,359			2,313

Total Assets	$109,474			$97,535

Interest - Bearing Liabilities:

Deposits	$40,484	1,425	4.69%	$39,992	1,261	4.20%
Federal Home Loan Bank Advances	54,898	2,449	5.95%	42,792	1,710	5.33%

Total Interest-bearing Liabilities	$95,382	3,874	5.41%	$82,784	2,971	4.79%

Noninterest - Bearing Liabilities	777			477

Total Liabilities	$96,159			$83,261

Stockholders' Equity	$13,315			$14,274

Total Liabilities and Stockholders' Equity	$109,473			$97,535

Net Interest Income; Interest Rate Spread		$2,155	2.10%		$1,999	2.17%

Net Interest Margin as a % of Total Earning Assets			2.68%			2.80%

Homestead Bancorp, Inc. and Subsidiary
INTEREST DIFFERENTIALS

for the nine months ended September 30, 2000 and 1999

	September 30, 2000 VS September 30, 1999

	CHANGE DUE TO		TOTAL
	VOLUME	RATE	CHANGE

	(In Thousands)
Interest - Earning Assets:

Loans and Lease Receivable	$891	$94	$985
Mortgage-Backed Securities	(114)	131	17
Investment Securities	20	73	93
Other Interest-Earning assets	(51)	15	(36)

Total Interest Income	$746	$313	$1,059

Interest - Bearing Liabilities:

Deposits	$15	$149	$164
Federal Home Loan Bank Advances	524	215	739

Total Interest Expense	$539	$364	$903

Increase (Decrease) in Interest Differential	$207	$(51)	$156

Homestead Bancorp, Inc. and Subsidiary
FORM 10-QSB

Nine Months Ended September 30, 2000

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
a.) Exhibits:

No exhibits were filed on Form 8-K by the Registrant during the quarter ended September 30, 2000.

b.) Reports:

No reports on Form 8-K were filed by the Registrant during the quarter ended September 30, 2000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Homestead Bancorp, Inc.

Date:	November 10, 2000	BY	/s/Lawrence C. Caldwell, Jr.
Lawrence C. Caldwell, Jr. President and Chief Executive Officer

Date:	November 10, 2000	BY	/s/Kelly Morse
Kelly Morse Comptroller