Form 10KSB40
period 2000-12-31
HOMESTEAD BANCORP INC
filed 2001-03-29
CIK 1059078

OFFICE OF THRIFT SUPERVISION
Washington, D.C. 20552

FORM 10-KSB

:     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000

OR

9     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
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

Common Stock (par value $.01 per share)
 Title of Class

Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes     X       No ____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.    Yes ____   No ____

Revenues for the year ended December 31, 2000: $8.1 million.

As of March 21, 2001, the aggregate value of the 733,689 shares of Common Stock of the Registrant issued and outstanding on such date, which excludes shares held by all directors and officers of the Registrant as a group was approximately $ 6,694,912.00 . This figure is based on the last known sales price of $ 9.125 per share.

Number of shares of Common Stock outstanding as of March 21, 2001.

DOCUMENTS INCORPORATED BY REFERENCE

     List hereunder the following document incorporated by reference and the Part of the Form 10-KSB into which the document is incorporated.

(1)   Portions of the Annual Report to Stockholders for the year ended December 31, 2000 are incorporated into Part II, Items 5 through 8 and Part III, Item 13 of this Form 10-KSB.

(2)   Portions of the definitive proxy statement for the 2001 Annual Meeting of Stockholders are incorporated into Part III, Items 9 through 13 of this Form 10-KSB.

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

The Company filed a Form SB- 2 with the Securities and Exchange Commission ("SEC") on April 2, 1998, which as amended was declared effective by the SEC on May 14, 1998. The Association filed a Form AC with the Office of Thrift Supervision ("OTS") on April 2, 1998. The Form AC and related offering and proxy materials, as amended, were conditionally approved by the OTS letter dated May 14, 1998. The Company also filed on Application H(e)1-S with the OTS on April 17, 1998, which was conditionally approved by the OTS letter dated May 26, 1998. The members of the MHC and the stockholders of the Association approved the Plan at special meetings held on July 1, 1998, and the subscription and community offerings closed on June 23, 1998 .

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

The Company is a federally chartered savings Bank which conducts business through two full-service offices located in Ponchatoula and Amite, Louisiana. At December 31, 2000, the Company had $111.6 million of total assets, $99.2 million of total liabilities, including $41.5 million of deposits, and $12.4 million of stockholders' equity, including $4.6 million of retained earnings.

In January of this year, the Bank purchased a tract of land in Walker, La. The land will be used to open its third location. Construction on this branch began in the fourth quarter of 2000. The Bank anticipates opening the new branch in the second quarter of 2001. Walker is a residential community located about 20 miles each of Baton Rouge, La.

The Company is primarily engaged in attracting deposits from the general public through its offices and using such funds to originate loans secured by single-family residences located primarily in Tangipahoa, Livingston and St.  Helena Parishes, Louisiana and to purchase mortgage-backed securities. The Company's single-family residential loans amounted to $67.8 million or 80.8% of the Company's total loan and lease portfolio (including loans held for sale) and 60.8% of total assets at December 31, 2000, and mortgage-backed securities amounted to $20.6 million or 18.4% of total assets at December 31, 2000. To a much lesser extent, the Company originates construction loans secured by single-family residential real estate, which amounted to $5.0 million or 6.0% of the total loan and lease portfolio (including loans held for sale) at December 31, 2000, as well as consumer loans, which amounted to $10.8 million or 12.9% of the total loan and lease portfolio (including loans held for sale) at such date. The Company also originates commercial real estate loans and land loans to a limited extent and invests in interest-bearing deposits in other financial institutions and U.S. Government and federal agency obligations.

The Company's leases are bond for deed contracts in which it retains title to the property until all payments are made on the contract, at which time it transfers the title to the lessee. Total leases amounted to $207,000 at December 31, 2000.

The Company is subject to extensive regulation, supervision and examination by the Office of Thrift Supervision ("OTS"), its primary federal regulator, and by the Federal Deposit Insurance Corporation ("FDIC"), which insures its deposits up to applicable limits. Such regulation and supervision establishes a comprehensive framework of activities in which a Bank may engage and is intended primarily for the protection of depositors and the Savings Bank Insurance Fund ("SAIF") administered by the FDIC. The Company is also a member of the Federal Home Loan Bank ("FHLB") of Dallas, which is one of the 12 banks which comprise the FHLB System. The Company is further subject to regulations of the Board of Governors of the Federal Reserve System ("Federal Reserve Board") governing reserves required to be maintained against deposits and certain other matters.

Lending Activities

General. At December 31, 2000, the Company's net loans and leases receivable (including loans classified as held for sale) totaled $81.8 million, which represented 73.3% of the Company's $111.6 million of total assets at that date. The principal lending activity of the Company is the origination of single-family residential loans, consumer loans and, to a lesser extent, construction loans. At December 31, 2000, $67.8 million or 80.8% of the Company's total loans and leases (including loans held for sale) consisted of single-family residential loans. Consumer loans totaled $10.8 million at such date, representing 12.9% of the total loan and lease portfolio and 9.7% of total assets. Commercial real estate loans and unimproved land loans aggregated $50,000 at December 31, 2000.

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

A federal savings institution generally may not make loans to one borrower and related entities in an amount which exceeds 15% of its unimpaired capital and surplus, although loans in an amount equal to an additional 10% of unimpaired capital and surplus may be made to a borrower if the loans are fully secured by readily marketable securities. At December 31, 2000, the Company's limit on loans-to-one borrower was $1.9 million and its five largest loans or groups of loans-to-one borrower, including related entities, aggregated $448,000, $405,000, $388,000, $369,000 and $364,000. All of the Company's five largest loans or groups of loans were performing in accordance with their terms at December 31, 2000.

Loan and Lease Portfolio Composition. The following table sets forth the composition of the Company's loan and lease portfolio by type of loan at the dates indicated.

	DECEMBER 31, ;
	2000		1999		1998
	AMOUNT	%	AMOUNT	%	AMOUNT	%

Single-family residential(1)	$ 67,780	80.8%	$ 56,954	75.3%	$40,675	71.7%
Construction(2)	5,021	6.0	9,275	12.2	7,241	12.8
Commercial real estate	-	-	33.1		116.2
Land	50.1		64.1		83.1
Total real estate loans	72,851	86.9	66,326	87.8	48,115	84.8
Consumer loans:
Home equity and improvement	3,728	4.5	5,287	7.0	5,915	10.4
Loans secured by savings accounts	637.8		672.9		549	1.0
Automobile	982	1.2	625.8		445.8
Mobile home	197.1		241.3		164.3
Other	5,240	6.3	2,273	3.0	1,275	2.2
Total consumer loans	10,784	12.9	9,098	12.0	8,348	14.7
Total loans	83,635	99.8	75,424	99.8	56,463	99.5
Leases receivable(3):
Single-family residential leases	137.1		133.1		199.4
Commercial real estate leases	70.1		75.1		75.1

Total leases	207.2		208.2		274.5
Total loans and leases	83,842	100.0%	75,632	100.0%	56,737	100.0%
		====		====		====
Less:
Loans in process	1,685		3,693		3,788
Deferred loan origination fees	4		4		7
Allowance for loan and lease losses	328		295		302
Net loans and leases	$ 81,825		$71,640		$52,640
	=====		=====		=====
________________

(1) At December 31, 2000, 1999 and 1998, includes $99,000, $133,000and $267,000 of loans classified as held for sale, respectively, and second mortgages of $418,000, $408,000 and $164,000, respectively.

(2) At December 31, 2000, 1999 and 1998, includes $212,000, $-0- and $-0-, of loans classified as held for sale, respectively. Consists solely of single-family residential construction loans.

(3) Consists of bond for deed contracts in which the Bank retains title to the property until all payments are made on the contract.

Contractual Terms to Final Maturities. The following table sets forth certain information at December 31, 2000 regarding the dollar amount of loans and leases maturing in the Company's portfolio, based on the contractual date of the loan's or lease's final maturity, before giving effect to net items. Demand loans, line of credit loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. Amounts shown below do not reflect normal principal amortization; rather, the balance of each loan or lease outstanding at December 31, 2000 is shown in the appropriate year of the loan's or lease's final maturity.

	2001	2002	2003	Due 3-5 Years After 12/31/00	Due 5-10 Years After 12/31/00	Due 10-15 Years After 12/31/00	Due More Than 15 Years After 12/31/00	Total
Single-family residential loans	$ 110	$ 25	$ 147	$ 295	$ 1,571	$ 17,914	$ 43,700	$ 63,762
Single-family residential leases	--	3	--	40	57	--	107	207
Commercial Real Estate loans
and leases	--	--	--	--	--	--	--	--
Construction loans	5,021	--	--	--	--	--	--	5,021
Land loans	--	--	--	48	2	--	--	50
Lines of Credit	--	--	--	--	4,018	--	--	4,018
Consumer loans	1,028	299	772	1,489	2,235	906	4,055	10,784
Total(1)	$ 6,159	$ 327	$ 919	$ 1,872	$ 7,883	$18,820	$ 47,862	$ 83,842
	=====	=====	=====	=====	=====	=====	=====	=====

(1) Gross of loans in process, deferred loan origination fees and the allowance for loan and lease losses.

The following table sets forth the dollar amount of all loans and leases, before net items, due after one year from December 31, 2000 as shown in the preceding table, which have fixed interest rates or which have floating or adjustable interest rates.

	FIXED RATES	FLOATING OR ADJUSTABLE RATES	TOTAL
		(In Thousands)
Single-family residential Loans	$ 59,137	$ 4,515	$ 63,652
Single-family residential Leases	120	87	207
Land loans	--	50	50
Consumer loans	9,756	--	9,756
Lines of credit	--	4,018	4,018
Total	$ 69,013	$ 8,670	$ 77,683
	=====	=====	=====

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

Historically, prior to 1990, the Company had originated substantially all of the loans in its portfolio and held them until maturity. However, beginning in October 1990, the Company began selling all of its newly-originated fixed-rate residential mortgage loans in the secondary market in order to manage its interest rate risk. The residential loans were generally made on terms, conditions and documentation which permit the sale to the Federal Home Loan Mortgage Corporation ("FHLMC"), the Federal National Mortgage Bank ("FNMA"), the Government National Mortgage Bank ("GNMA") and other institutional investors in the secondary market. Loans originated with the intention of being sold are accounted for as "loans held for sale" and are carried on the statement of financial condition at the lower of cost or estimated market value in the aggregate. The amount of loans sold totaled $1.8 million, $1.6 million, and $2.3 million in 2000, 1999 and 1998, respectively. At December 31, 2000, the amount of loans held for sale was $311,000. Because the Company has decided to retain at least a portion of newly originated, 30-year fixed-rate mortgages commencing February 1998, the amount of loans sold or held for sale have declined.

The Company has entered into agreements with outside third parties to sell loans that it originates on a servicing released basis. The origination of the loans are not approved by the Company until it has obtained a written commitment from a third party to purchase the loan when it is originated. The Company may be required to repurchase a loan if it becomes 60 days or more delinquent within four to six months following the date of sale, as specified in the agreement, or if any representations and warranties regarding the loans are not accurate. The total amount of loans sold with recourse to the Company pursuant to these agreements totaled $1.8 million for 2000. As of December 31, 2000 the Company has not been required to repurchase any of the loans sold with recourse, and as a result no allowance for losses has been established with respect to these loans.

The Company has not sold loans on a servicing retained basis since 1984, when it sold loans to the FHLMC. At December 31, 2000 the Company was servicing no loans for others.

Historically, the Company has not purchased loans or participation interests in loans (excluding mortgage-backed securities), and does not currently intend to become an active purchaser of loans in the foreseeable future.

Single-Family Residential Real Estate Loans. Historically, the Company has concentrated its lending activities on the origination of loans secured primarily by first mortgage liens on existing single-family residences. At December 31, 2000, $67.8 million or 80.8% of the Company's total loan and lease portfolio consisted of such loans (including loans held for sale but excluding leases receivable and construction loans). In addition, single-family residential loans included $401,000 of second mortgages at December 31, 2000, representing .5% of the total loan and lease portfolio at such date.

The Company originates long-term, fixed-rate single-family residential loans in order to provide a full range of products to its customers, but generally only under terms, conditions and documentation which permit the sale thereof in the secondary market. From 1982 to 1994, all of the newly-originated, fixed-rate single-family residential loans were classified as held for sale. The amount of such originations totaled $2.0 million, $1.7 million, and $1.1 million in 2000, 1999 and 1998 respectively, and the amount of such loans sold totaled $1.8 million, $1.6 million, and $2.3 million in 2000, 1999 and 1998, respectively. At December 31, 2000, approximately $59 million or 92.9% of the permanent single-family residential loans in the Bank's loan portfolio (including loans held for sale) consisted of loans which provide for fixed rates of interest. Although these loans provide for repayments of principal over a fixed period of up to 30 years, it is the Company's experience that such loans remain outstanding for a substantially shorter period of time.

In 1995, the Company began offering 15-year fixed-rate residential mortgage loans for retention in its portfolio. These fixed-rate loans retained in the portfolio have interest rates of 6.5% or above as of December 31, 2000 and a loan-to-value ("LTV") ratio of 80% or below. Commencing February 1998, the Company amended its policy to provide for the retention of 30-year, fixed-rate residential mortgage loans, with such loans to be funded with long-term FHLB advances.

From 1982 to 1994, the Company emphasized for its portfolio single-family residential mortgage loans which provide for periodic adjustments to the interest rate. The loans emphasized by the Company during this period had 15- to 30-year terms and an interest rate which adjusts every year in accordance with a designated index (currently the weekly average yield on U.S. Treasury securities adjusted to a constant comparable maturity of one year, as made available by the Federal Reserve Board). The Company generally does not offer discounted interest rates on its ARMs. There is a cap on the amount of any increase or decrease in the interest rate per year, and various caps, depending on when the loan was originated, on the amount which the interest rate can increase or decrease over the life of the loan. The Company's adjustable-rate loans currently being originated are not assumable and do not contain prepayment penalties. The Company has not engaged in the practice of using a cap on the payments that could allow the loan balance to increase rather than decrease, resulting in negative amortization, although it has on a limited basis extended the maturity of the loan. Approximately $4.5 million or 6.7% of the permanent single-family residential loans in the Company's loan and lease portfolio at December 31, 2000 (including loans held for sale) had adjustable interest rates.

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

Construction Loans. The Company makes construction loans to individuals for the construction of their residences, provided that the borrower has also been approved for permanent financing in accordance with the Company's underwriting policies for single-family residential loans. The funds are disbursed as various phases of the construction are completed, subject to written approval of on-site inspections by building inspectors. Upon completion of the construction, the loan is transferred to permanent financing status. At December 31, 2000, construction loans amounted to $5.0 million or 6.0% of the Company's total loan and lease portfolio (including loans held for sale).

Construction lending is generally limited to the Company's primary lending area. Construction loans are structured to be converted to permanent loans at the end of the construction phase, which typically does not exceed one year. Construction loans have rates and terms which generally match the non-construction loans then offered by the Company, except that during the construction phase the borrower only pays interest on the loan. Advances are made on a percentage of completion basis. Construction loans are underwritten pursuant to the same general guidelines used for originating permanent loans. Construction financing is generally considered to involve a higher degree of risk of loss than long-term financing on improved, owner-occupied real estate because of the uncertainties of construction, including the possibility of costs exceeding the initial estimates and the need to obtain a tenant or purchaser if the property will not be owner-occupied. The Company generally attempts to mitigate the risks associated with construction lending by, among other things, lending primarily in its market area and using low loan-to-value ratios in the underwriting process.

Consumer Loans. Subject to restrictions contained in applicable federal laws and regulations, the Company is authorized to make loans for a wide variety of personal or consumer purposes. At December 31, 2000, $10.8 million or 12.9% of the Company's total loan and lease portfolio (including loans held for sale) consisted of consumer loans.

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

Home equity and improvement loans are originated by the Company for up to 80% of the appraised value, less the amount of any existing prior liens on the property. The Company secures the loan with a mortgage on the property (generally a second mortgage) and will originate the loan even if another institution holds the first mortgage. Second mortgages originated through the consumer loan department generally have fixed interest rates and shorter terms than the second mortgages originated through the mortgage loan department, which are included in single-family residential loans. The loans have a maximum term of 12 years. The Company has increased its emphasis on these loans in recent years. The home equity lines of credit have a 10-year term and an interest rate equal to the prime rate published in the Wall Street Journal plus 1%, adjustable monthly. At December 31, 2000, home equity and improvement loans totaled $3.7 million or 4.5% of the Company's total loan and lease portfolio (including loans held for sale).

The Company offers loans secured by deposit accounts in the Company, which amounted to $637,000 or 0.8% of the Company's total loan and lease portfolio (including loans held for sale) at December 31, 2000. Such loans are originated for up to 100% of the account balance, with a hold placed on the account restricting the withdrawal of the account balance. The interest rate on the loan is equal to the interest rate paid on the account plus 2.5%.

The Company offers automobile loans on both new and used vehicles, with most of the loans secured by used vehicles. The automobile loans have terms of up to five years and have fixed interest rates. Automobile loans amounted to $982,000 or 1.2% of the total loan and lease portfolio (including loans held for sale) at December 31, 2000.

The Company originates mobile home loans, which amounted to $197,000 or .1% of the total loan and lease portfolio (including loans classified as held for sale) at December 31, 2000.

Other consumer loans primarily consist of unsecured loans and loans secured by personal property. These loans amounted to $5.2 million or 6.3% of the total loan and lease portfolio (including loans held for sale) at December 31, 2000.

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

Commercial Real Estate and Land Loans. At December 31, 2000, $50,000 or 0.1% of the Company's total loan and lease portfolio (including loans held for sale) consisted of land loans. At December 31, 2000, the Company had no commercial real estate loans. At December 31, 2000, the Company had 7 land loans secured by unimproved property located within the Company's market area.

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

Leases Receivable. At December 31, 2000, the Company had leases totaling $207,000 or .2% of the total loan and lease portfolio (including loans held for sale. The leases receivable are bond for deed contracts in which the Company retains title to the property until all payments are made on the contract, at which time the Company transfers the title to the lessee. The lease terms range from 15 to 30 years, and the leases are classified as sales-type leases. During 1996, with respect to bond for deed contracts which met the Company's lending requirements, the Company offered the lessees the option of converting their leases to contract deed loans at which time title passed to the mortgagee. The Company originated one lease in 2000.

All of the Company's leases receivable were originated in connection with the sale of real estate owned by the Company. Of the $207,000 of leases at December 31, 2000, $137,000 or 66.2% of the total leases were on single-family residences. The remaining amount consisted of one commercial real estate lease totaling $70,000 at December 31, 2000, which was originated more than 10 years ago. In order to facilitate the sale of the real estate owned, the Company offers up to 100% financing on the leases to qualified borrowers. At December 31, 2000, no leases were delinquent 90 days or more.

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

In accordance with SFAS No. 91, which deals with the accounting for non-refundable fees and costs associated with originating or acquiring loans, the Company's loan origination fees and certain related direct loan origination costs are offset, and the resulting net amount is deferred and amortized as interest income over the contractual life of the related loans as an adjustment to the yield of such loans. At December 31, 2000, the Company had $4,000 of loan fees which had been deferred and are being recognized as income over the contractual maturities of the related loans.

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

Loans are placed on non-accrual status when, in the judgment of management, the probability of collection of interest is deemed to be insufficient to warrant further accrual. When a loan is placed on non-accrual status, previously accrued but unpaid interest is deducted from interest income. As a matter of policy, the Company discontinues the accrual of interest income when the loan becomes more than 90 days past due as to principal or interest.

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

Delinquent Loans and Leases. The following table sets forth information concerning delinquent loans and leases at December 31, 2000, in dollar amount and as a percentage of the Company's total loan and lease portfolio. The amounts presented represent the total outstanding principal balances of the related loans and leases, rather than the actual payment amounts which are past due. At December 31, 2000, the Company had no commercial real estate loans, construction loans or land loans which were delinquent 30 or more days.

	Single-Family Residential		Consumer		Total
	Amount	%	Amount	%	Amount	%
Loans and leases
delinquent for:
30 - 59 days	$ 3,070	75%	$ 406	94%	$ 3,476	77%
60 - 90 days	960	23	26	6	986	22
90 days and over	67	2	-	-	67	1
Total delinquent loans
and leases	$ 4,097	100%	$ 432	100%	$ 4,529	100%
	=====	=====	=====	=====	=====	=====
____________________

Non-Performing Assets. The following table sets forth the amounts and categories of the Company's non-performing assets at the dates indicated. The Company did not have any accruing loans 90 days or more delinquent or troubled debt restructurings at any of the dates presented.

	December 31,
	2000	1999	1998
	(Dollars in Thousands)
Non-accruing loans and leases:
Single-family residential	$ 67	$219	$379
Consumer	--		4
Total non-accruing loans and leases	67	219	383
Real estate owned	--	--	--
Total non-performing assets	$ 67	$219	$383
	=====	=====	=====
Total non-performing loans and
leases as a percentage of total
loans and leases	.08%	.31%	.68%
	=====	=====	=====
Total non-performing assets as a
percentage of total assets	.06%	.21%	.43%
	=====	=====	=====
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

Exclusive of assets classified as loss which have been fully reserved or charged-off, the Company's classified assets at December 31, 2000 consisted of $67,000 of assets classified as substandard, which represented 0.1% of total assets.

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

The following table sets forth an analysis of the Company's allowance for loan and lease losses during the periods indicated.

	YEAR ENDED DECEMBER 31,
	2000	1999	1998
	(Dollars in Thousands)
Total loans and leases outstanding at end of period(1)	$ 83,842	$75,632	$56,737
	======	======	======
Average loans and leases outstanding(1)	$ 77,743	$63,645	$39,360
	======	======	======

Balance at beginning of year	295	302	265
Charge-offs	2	3	17
Recoveries	--	--	--
Net charge-offs	2	3	17
Provision (Recovery) of allowance for losses	35	(4)	54
Balance at end of year	$ 328	$ 295	$ 302
	======	======	======
Allowance for loan and lease losses as a percent of total loans and leases outstanding	.39%	.39%	.53%
	======	======	======
Ratio of net charge-offs to average loans and leases outstanding	- %	.01%	.04%
	======	======	======

(1) Total and average loans outstanding include loans classified as held for sale at or during the respective dates or periods.

The following table presents the allocation of the Company's allowance for loan losses by type of loan at each of the dates indicated.

	DECEMBER 31
	2000		1999		1998
	Amount of Allowance	Loan Category as a % of Total Loans	Amount of Allowance	Loan Category as a % of Total Loans	Amount of Allowance	Loan Category as a % of Total Loans

One to four family residential	$ 328	100.00%	$ 295	100.00%	$ 299	71.70%
Construction	--	--	--	--	--	12.8
Commercial Real Estate	--	--	--	--	--	12.8
Land	--	--	--	--	--	12.8
Consumer	--	--			3	14.7
Lease	--	--	--	--	--	.5
Total	$ 328	100.00%	$ 295	100.00%	$ 302	100.00%
	===	=====	====	=====	====	=====

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

At December 31, 2000, the carrying value of the Company's mortgage-backed securities amounted to $20.6 million, which represented 18.4% of the Company's $111.6 million of total assets at that date. All of the Company's $20.6 million of mortgage-backed securities at December 31, 2000 were insured or guaranteed by the GNMA, the FHLMC, FNMA, or SBA and all of the mortgage-backed securities had adjustable rates of interest at December 31, 2000. The amortized cost of mortgage-backed securities available for sale at December 31, 2000 was $20.8 million with a fair value of $20.6 million.

Mortgage-backed securities generally yield less than the loans which underlie such securities because of their payment guarantees or credit enhancements which offer nominal credit risk. In addition, mortgage-backed securities are more liquid than individual mortgage loans and may be used to collateralize borrowings or other obligations of the Company.

The following table sets forth the composition of the Company's mortgage-backed securities portfolio at each of the dates indicated.

	December 31,
	2000	1999	1998
		(In Thousands)
Mortgage-backed securities held to maturity:
FNMA	$ --	$ --	$ 6,101
FHLMC	--	--	1,658
GNMA	--	--	2,444
Subtotal	--	--	10,203

Mortgage-backed securities available for sale:
FNMA	10,864	12,194	6,772
FHLMC	5,124	5,891	4,999
GNMA	2,952	3,678	2,980
SBA	1,612	2,108	2,459
Subtotal	20,552	23,871	17,210

Total	$20,552	$23,871	$27,413
	=====	=====	=====

Investment Securities

The Company has authority to invest in various types of liquid assets, including United States Treasury obligations, securities of various federal agencies and of state and municipal governments, certificates of deposit at federally-insured banks and savings institutions, certain bankers' acceptances and federal funds. Each purchase of an investment security is approved by the Board of Directors. The Company's investment securities are carried in accordance with generally accepted accounting principles. All of the Company's investment securities were available for sale at December 31, 2000.

The following table sets forth certain information relating to the Company's investment securities portfolio at the dates indicated.

	December 31,
	2000		1999		1998
	AMORTIZED COST	FAIR VALUE	AMORTIZED COST	FAIR VALUE	AMORTIZED COST	FAIR VALUE
			(In Thousands)
U.S. agency securities	$ 2,490	$ 2,512	$ 2,200	$ 2,180	$ 2,300	$ 2,315

The following table sets forth the amount of the Company's investment securities which mature during each of the periods indicated and the weighted average yields for each range of maturities at December 31, 2000. None of the investments mature after five years.

	at December 31, 2000
	ONE YEAR OR LESS	WEIGHTED AVERAGE YIELD	OVER ONE YEAR THROUGH FIVE YEARS	WEIGHTED AVERAGE YIELD
	(Dollars in Thousands)

U.S. agency securities	$ 1,299	5.83%	$ 1,191	6.48%

Sources of Funds

General. Deposits are the primary source of the Company's funds for lending and other investment purposes. In addition to deposits, the Company derives funds from principal and interest payments on loans and mortgage-backed securities. Loan repayments are a relatively stable source of funds, while deposits inflows and outflows are significantly influenced by general interest rates and money market conditions. Borrowings may be used on a short-term basis to compensate for reductions in the availability of funds from other sources. They may also be used on a longer-term basis for general business purposes.

Deposits. The Company's deposit products include a broad selection of deposit instruments, including NOW accounts, money market accounts, passbook accounts, term certificate accounts and brokered deposits. Deposit account terms vary, with the principal differences being the minimum balance required, the time periods the funds must remain on deposit and the interest rate.

The Company's deposits are obtained primarily from residents of Tangipahoa and Livingston Parishes and, to a lesser extent, St. Helena Parish. Management of the Company estimates that less than 1% of the Company's deposits are obtained from customers residing outside of Louisiana. The Company paid fees to a broker to place third-party time deposits with the Company. FDIC regulations indicate that brokered deposits can be obtained only by institutions that are "well capitalized", or with FDIC approval, are "adequately capitalized".

Interest rates paid, maturity terms, service fees and withdrawal penalties are established by the Company on a periodic basis. Determination of rates and terms are predicated on funds acquisition and liquidity requirements, rates paid by competitors, growth goals and federal and state regulations.

The following table sets forth the dollar amount of deposits in the various types of deposit programs offered by the Company at the dates indicated.
	December 31,
	2000		1999		1998
	AMOUNT	%	AMOUNT	%	AMOUNT	%
	(Dollars in Thousands)
Certificate accounts:
2.00%-3.99%	$ 245	1%	$ 242	1%	$ 270	1%
4.00%-5.99%	15,243	36	27,390	72	28,330	71
6.00%-7.99%	15,934	38	1,041	2	1,512	4
8.00%-9.99%	5	1	--	--	--	--
Total certificate accounts	31,427	76	28,673	75	30,112	76
Transaction accounts:
Passbook accounts	5,405	13	6,850	18	7,243	18
Money market accounts	472	1	698	2	802	2
NOW accounts	1,700	4	1,818	5	1,672	4
Total transaction accounts	7,577	18	9,366	25	9,717	24
Brokered Deposits, 6.4%	2,500	6	--	--	--	--
Total deposits	$ 41,504	100%	$ 38,039	100%	$ 39,829	100%
	====	===	====	===	====	===

The following table presents the average balance of each type of deposit and the average rate paid on each type of deposit for the periods indicated.

	For the year ended December 31,
	2000		1999		1998
	AVERAGE BALANCE	AVERAGE RATE PAID	AVERAGE BALANCE	AVERAGE RATE PAID	AVERAGE BALANCE	AVERAGE RATE PAID
Passbook savings accounts	$ 6,000	2.25%	$ 7,033	2.25%	$ 8,620	2.48%
Demand and NOW accounts	1,963	2.00	2,655	2.00	1,431	2.23
MMDAs	523	2.00	729	2.00	846	2.23
Certificates of deposit	29,695	5.57	29,170	4.94	30,474	5.17
Brokered Deposits	2,500	6.40	-	--	--	--
Total interest-bearing
Deposits	$ 40,681	4.82%	$ 39,587	4.21%	$ 41,371	4.45%
	====	====	====	====	====	====

The following table shows the interest rate and maturity information for the Company's certificates of deposit at December 31, 2000.

	ONE YEAR OR LESS	OVER 1 TO 2 YEARS	OVER 2 TO 3 YEARS	OVER 3 YEARS	OVER 4 YEARS	TOTAL
2.00%-3.99%	$ 240	$ 5	$ -	$ -	$ -	$ 245
4.00%-5.99%	13,570	732	97	708	136	15,243
6.00%-7.99%	15,027	197	563	-	147	15,934
8.00%-9.99%	5	-	-	-	-	5
Total	$ 28,842	$ 934	$ 660	$ 708	$ 283	$ 31,427
	=====	=====	=====	=====	=====	=====

The following table sets forth the maturities of the Company's certificates of deposit having principal amounts of $100,000 or more at December 31, 2000.

CERTIFICATES OF DEPOSIT MATURING IN QUARTER ENDING	AMOUNT
(In Thousands)

March 31, 2001	$ 2,108
June 30, 2001	1,108
September 30, 2001	1,377
December 31, 2001	333
After December 31, 2001	-
Total certificates of deposit with balances of $100,000 or more	$ 4,926
=====

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

The Company had $56.8 million of FHLB advances outstanding at December 31, 2000, compared to $51.1 million at December 31, 1999. Specific mortgage-backed securities, with a fair value of approximately $18.0 million and a carrying value of $18.0 million at December 31, 2000, were pledged to the FHLB as collateral for the advances. In addition, the performing single family loans are pledged under a blanket lien as collateral securing these advances.

The following table sets forth certain information regarding borrowings at or for the dates indicated:

	At or for the Year Ended December 31,
	2000	1999	1998
	(Dollars in Thousands)
FHLB advances:
Average balance outstanding	$ 55,372	$44,596	$21,336
Maximum amount outstanding
at any month-end during the year	$ 57,141	$51,097	$32,765
Balance outstanding at end of year	$ 56,786	$51,097	$32,765
Average interest rate during the year	5.90%	5.41%	5.63%
Weighted average interest rate
at end of year	6.01%	5.49%	5.63%

Employees

The Company had 22 full-time employees and no part-time employees at December 31, 2000. None of these employees is represented by a collective bargaining agent, and the Company believes that it enjoys good relations with its personnel.

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

The Company experiences strong competition for loans principally from other savings institutions, commercial banks, credit unions and mortgage banking companies. The Company competes for loans principally through the interest rates and loan fees it charges and the efficiency and quality of services it provides borrowers. Competition may increase as a result of the continuing reduction of restrictions on the interstate operations of financial institutions and the anticipation of refinancing activity remaining fairly stable.

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

The Company

Holding Company Acquisitions. The Company is a savings and loan holding company within the meaning of the Home Owners' Loan Act, as amended ("HOLA"), and registered with the OTS. The HOLA and OTS regulations generally prohibit a savings and loan holding company, without prior OTS approval, from acquiring, directly or indirectly, the ownership or control of any other savings institution or savings and loan holding company, or all, or substantially all, of the assets or more than 5% of the voting shares thereof. These provisions also prohibit, among other things, any director or officer of a savings and loan holding company, or any individual who owns or controls more than 25% of the voting shares of such holding company, from acquiring control of any savings institution not a subsidiary of such savings and loan holding company, unless the acquisition is approved by the OTS.

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

Repurchase of Stock. On July 12, 2000, the Office of Thrift Supervision (OTS) amended its regulations on stock repurchases. Under the old regulations, a company could not repurchase any of its common stock, for the first year after the public offer, and in years two and three only up to 25% of the total outstanding, with OTS approval. Under the new regulations adopted by the OTS on July 12, 2000,a company cannot repurchase any common stock in the first year after the public offering, but after the first year a company can repurchase any amount of its common stock without OTS approval. As a result of the new regulations the Board of Directors of Homestead Bancorp, Inc. on July 12, 2000, approved a new stock repurchase program. Under the new program the company can purchase up to 250,000 shares of its common stock.

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

Under current FDIC regulations, SAIF-insured institutions are assigned to one of three capital groups which are based solely on the level of an institution's capital--"well capitalized," "adequately capitalized," and "un dercapitalized"--which are defined in the same manner as the regulations establishing the prompt corrective action system discussed below. These three groups are then divided into three subgroups which reflect varying levels of supervisory concern, from those which are considered to be healthy to those which are considered to be of substantial supervisory concern.

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

At December 31, 2000, the Bank exceeded all of its regulatory capital requirements. The following table sets forth the Bank's compliance with each of the capital requirements as of December 31, 2000.
	Actual	For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions:
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Total Capital (to Risk
Weighted Assets)	$ 11,200	20.57%	$ 4,356	> 8%	$ 5,445	>10%
Tier I Capital (to Risk
Weighted Assets)	$ 10,875	19.97%	$ 2,178	> 4%	$ 3,267	> 6%
Tier I Capital (to Average
Assets)	$ 10,875	9.74%	$ 4,464	> 4%	$ 5,580	> 5%

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

At December 31, 2000, the Bank was deemed a well capitalized institution for purposes of the above regulations and as such is not subject to the above mentioned restrictions.

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

Liquidity Requirements. All savings institutions are required to maintain an average daily balance of liquid assets equal to a certain percentage of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. The liquidity requirement may vary from time to time (between 4% and 10%) depending upon economic conditions and savings flows of all savings institutions. At the present time, the required minimum liquid asset ratio is 4%. At December 31, 2000, the Bank's liquidity ratio was 6.4%.

Capital Distributions. OTS regulations govern capital distributions by savings institutions, which include cash dividends, stock redemptions or repurchases, and other transactions charged to the capital account of a savings institution to make capital distributions. Generally, through March 31, 2000, a savings institution that before and after the proposed distribution meets or exceeds its fully phased-in capital requirements (Tier 1 institutions) may make capital distributions during any calendar year equal to the higher of (i) 100% of net income for the calendar year-to-date plus 50% of its "surplus capital ratio" at the beginning of the calendar year or (ii) 75% of net income over the most recent four-quarter period. The "surplus capital ratio" is defined to mean the percentage by which the institution's tangible, core or risk-based capital ratio exceeds its tangible, core or risk-based capital requirement. At December 31, 2000, the Bank was a Tier 1 institution for purposes of this regulation.

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

Currently, the prong of the QTL test that is not based on the Code requires that 65% of an institution's "portfolio assets" (as defined) consist of certain housing and consumer-related assets on a monthly average basis in nine out of every 12 months. Assets that qualify without limit for inclusion as part of the 65% requirement are loans made to purchase, refinance, construct, improve or repair domestic residential housing and manufactured housing; home equity loans; mortgage-backed securities (where the mortgages are secured by domestic residential housing or manufactured housing); stock issued by the FHLB of Dallas; and direct or indirect obligations of the FDIC. In addition, the following assets, among others, may be included in meeting the test subject to an overall limit of 20% of the savings institution's portfolio assets: 50% of residential mortgage loans originated and sold within 90 days of origination; 100% of consumer and educational loans (limited to 10% of total portfolio assets); and stock issued by the FHLMC or the FNMA. Portfolio assets consist of total assets minus the sum of (i) goodwill and other intangible assets, (ii) property used by the savings institution to conduct its business, and (iii)  liquid assets up to 20% of the institution's total assets. At December 31, 2000, the qualified thrift investments of the Bank were approximately 98.6% of its portfolio assets.

Federal Home Loan Bank System. The Bank is a member of the FHLB of Dallas, which is one of 12 regional FHLBs that administers the home financing credit function of savings institutions. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the Board of Directors of the FHLB. At December 31, 2000, the Bank had $56.8 million of FHLB advances. See Note 9 to the Consolidated Financial Statements included in the 2000 Annual Report to Stockholders.

As a member, the Bank is required to purchase and maintain stock in the FHLB of Dallas in an amount equal to at least 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year. At December 31, 2000, the Bank had $3.0 million in FHLB stock, which was in compliance with this requirement.

The FHLBs are required to provide funds for the resolution of troubled savings institutions and to contribute to affordable housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. These contributions could adversely affected the level of FHLB dividends paid in the future. These contributions also could have an adverse effect on the value of FHLB stock in the future. The dividend yield on the Bank's FHLB stock was 6.52% in 2000 compared to 5.75% in 1999 and 5.91% in 1998.

Federal Reserve System. The Federal Reserve Board requires all depository institutions to maintain reserves against their transaction accounts (primarily NOW and Super NOW checking accounts) and non-personal time deposits. As of December 31, 2000, no reserves were required to be maintained on the first $4.7 million of transaction accounts, reserves of 3% were required to be maintained against the next $47.8 million of net transaction accounts (with such dollar amounts subject to adjustment by the Federal Reserve Board), and a reserve of 10% (which is subject to adjustment by the Federal Reserve Board to a level between 8% and 14%) against all remaining net transaction accounts. Because required reserves must be maintained in the form of vault cash or a noninterest-bearing account at a Federal Reserve Bank, the effect of this reserve requirement is to reduce an institution's earning assets.

Thrift Charter. Congress has been considering legislation in various forms that would require federal thrifts, such as the Company, to convert their charters to national or state bank charters. Recent legislation required the Treasury Department to prepare for Congress a comprehensive study on the development of a common charter for federal savings institutions and commercial banks; and, in the event that the thrift charter had been eliminated by January 1, 2000, would have required the merger of the BIF and the SAIF into a single Deposit Insurance Fund on that date. The Company cannot determine whether, or in what form, such legislation may eventually be enacted and there can be no assurance that any legislation that is enacted would not adversely affect the Company or the Bank.

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

Fiscal Year. The Company and the Bank will file federal income tax returns on the basis of a calendar year ending on December 31. Separate returns were filed for 2000, and it is expected that separate returns will be filed for 2001.

Bad Debt Reserves. In August 1996, legislation was enacted that repealed the reserve method of accounting (including the percentage of taxable income method) previously used by many savings institutions to calculate their bad debt reserve for federal income tax purposes. Savings institutions with $500 million or less in assets may, however, continue to use the experience method. As a result, the Bank must recapture that portion of its reserve which exceeds the amount that could have been taken under the experience method for post-1987 tax years. At December 31, 1995, the Company's post-1987 excess reserves amounted to approximately $68,000. The recapture will occur over a six-year period, the commencement of which was January 1, 1996. The legislation also requires savings institutions to account for bad debts for federal income tax purposes on the same basis as commercial banks for tax years beginning after December 31, 1995. This change in accounting method and reversal and excess bad debt reserves is adequately provided for in the Bank's deferred tax liability.

At December 31, 2000, the federal income tax reserves of the Company included $1.0 million for which no federal income tax has been provided. Because of these federal income tax reserves and the liquidation account established for the benefit of certain depositors of the Company in connection with the Conversion, the retained earnings of the Company are substantially restricted.

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

Net Operating Loss Carryovers. A financial institution may carry back net operating losses ("NOLs") to the preceding two taxable years and forward to the succeeding 20 taxable years. At December 31, 2000, neither the Company nor the Bank had any NOL carryforwards for federal income tax purposes.

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

The Bank's federal income tax returns for the tax years ended 1998, 1999 and 2000 are open under the statute of limitations and are subject to review by the IRS.

State Taxation

The Company is subject to the Louisiana Corporation Income Tax based on its Louisiana taxable income. The Corporation Income Tax applies at graduated rates from 4% upon the first $25,000 of Louisiana taxable income to 8% on all Louisiana taxable income in excess of $200,000. For these purposes, "Louisiana taxable income" means net income which is earned within or derived from sources within the State of Louisiana, after adjustments permitted under Louisiana law, including a federal income tax deduction. In addition, the Bank is subject to the Louisiana Shares Tax which is imposed on the assessed value of a company's stock. The formula for deriving the assessed value is to calculate 15% of the sum of (a) 20% of a company's capitalized earnings, plus (b) 80% of the company's taxable stockholders' equity, and to subtract from that figure 50% of the company's real and personal property assessment. Various items may also be subtracted in calculating a company's capitalized earnings. The Louisiana Shares Tax amounted to $73,000 for 2000.

Item 2.      Description of Property.

At December 31, 2000, the Company conducted its business from its headquarters at 195 North Sixth Street, Ponchatoula, Louisiana 70454 and one branch office. The estimated net book value of the electronic data processing and other office equipment   owned by the Company was $55,000 at December 31, 2000. The following table sets forth certain information with respect to the offices of the Company at December 31, 2000.

Description/Address	Leased/Owned	Net Book Value of Property	Deposits
(In Thousands)
Home Office: 195 North Sixth Street Ponchatoula, LA 70454	Owned	$ 353	$ 34,952
Branch Office: 111 North Bay Street Amite, LA 70422	Owned	$ 91	$ 6,552

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

PART II.

Item 5.      Market for Common Equity and Related Stockholder Matters.

The information required herein is incorporated by reference from page 43 of the Company's 2000 Annual Report to Stockholders, which is included herein as Exhibit 13 ("Annual Report").

Item 6.      Management's Discussion and Analysis or Plan of Operation.

The information required herein is incorporated by reference from pages 31 to 41 of the Company's Annual Report.

Item 7.      Financial Statements.

The information required herein is incorporated by reference from pages 2 to 30 of the Company's Annual Report.

Item 8.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

PART III.

Item 9.      Directors' and Executive Officers' Promoters and Control Persons; Compliance
                  with Section 16(a) of the Exchange Act.

The information required herein is incorporated by reference from pages 2 to 8 of the Company's definitive proxy statement for the 2001 Annual Meeting of Stockholders ("Proxy Statement").

Item 10.      Executive Compensation

The information required herein is incorporated by reference from pages 8 to 13 of the Company's Proxy Statement.

Item 11.      Security Ownership of Certain Beneficial Owners and Management.

The information required herein is incorporated by reference from pages 6 to 8 of the Company's Proxy Statement.

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

Item 13.      Exhibits, List and Reports on Form 8-K.

(a) Documents filed as part of this Report

(1) The following financial statements are incorporated by reference from Item 7 hereof (see Exhibit 13 attached hereto):

Consolidated Report of Independent Auditors

Consolidated Statements of Financial Condition as of December 31, 2000 and 1999

Consolidated Statements of Income for the Years Ended December 31, 2000, 1999 and 1998

Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2000, 1999 and 1998

Consolidated Statements of Cash Flows for the Years Ended December 31, 2000, 1999 and 1998

Notes to the Consolidated Financial Statements

(2) All schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are omitted because of the absence of conditions under which they are required or because the required information  is included  in the consolidated financial statements and related notes thereto.

(3) The following exhibits are filed as part of this Form 10-KSB and this list includes the Exhibit Index.
No.	Exhibits

2.1*	Plan of Conversion and Agreement and Plan of Reorganization
3.1*	Articles of Incorporation of Homestead Bancorp, Inc.
3.2*	Bylaws of Homestead Bankcorp, Inc.
4.1*	Form of Stock Certificate of Homestead Bancorp, Inc.
10.1*	1996 Stock Incentive Plan
10.2*	1996 Directors' Stock Option Plan
10.3*	1996 Management Recognition Plan - Directors
10.4*	1996 Management Recognition Plan - Officers
10.5*	Form of Employment Agreement among Homestead Bancorp, Inc., Ponchatoula Homestead Savings, F.A. and Lawrence C. Caldwell, Jr., dated July 17, 1998.
10.6*	Form of Employment Agreement among Homestead Bancorp, Inc., Ponchatoula Homestead Savings, F.A. and Barbara B. Theriot, dated July 17, 1998.
13.1	2000 Annual Report to Stockholders
21.1	Subsidiary of Registrant
Ponchatoula Homestead Savings, F.A. was incorporated under the laws of the State of Louisiana
99.1**	1999 Stock Option Plan

(*)	Incorporated herein by reference from the Company's Registration Statement on Form SB-2 (Registration No. 333-49277) filed by the Company with the SEC on April 2, 1998, as subsequently amended.
(**)	Incorporated herein by reference from the Company's Registration Statement on Form S-8 (Registration No. 333- ) filed by the Company with the SEC on June 14, 1999.

(b) The Company did not file any  reports on Form 8-K  during the  quarter   ended December 31, 2000.

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

/s/ Lawrence C. Caldwell, Jr.	March 21, 2001
Lawrence C. Caldwell, Jr.
Director, President and Chief Executive Officer

/s/ Barbara B. Theriot	March 21, 2001
Barbara B. Theriot
Director, Secretary and Treasurer

/s/ Kelly Morse	March 21, 2001
Kelly Morse
Comptroller/Chief Financial Officer

/s/ Milton J. Schanzbach	March 21, 2001
Milton J. Schanzbach
Director, Chairman of the Board

/s/ John C. Bohning	March 21, 2001
John C. Bohning
Director

/s/ Allen B. Pierson	March 21, 2001
Allen B. Pierson, Jr.
Director

/s/ Dennis James	March 21, 2001
Dennis James
Director

/s/ Robert H. Gabriel	March 21, 2001
Robert H. Gabriel
Director