Form 10QSB
period 2001-03-31
HOMESTEAD BANCORP INC
filed 2001-05-11
CIK 1059078

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

Common Stock, par value $.01 per share
(Title of Class)

INDEX

PART I - FINANCIAL INFORMATION

Consolidated Financial Statements:
Page
Consolidated Statements of Financial Condition -
March 31, 2001 and December 31, 2000	1 - 2

Consolidated Statements of Income -
for the three month periods ended
March 31, 2001 and 2000	3

Consolidated Statements of Stockholders' Equity
for the three months ended March 31, 2001
and 2000	4

Consolidated Statements of Cash Flows -
for the three months ended March 31, 2001
and 2000	5 - 6

Notes to Consolidated Financial Statements	7

Management's Discussion and Analysis of Financial
Condition and Results of Operations	8 - 13

Part II - OTHER INFORMATION

Legal Proceedings	14

Changes in Securities	14

Defaults Upon Senior Securities	14

Submission of Matters to a Vote of Security Holders	14

Other Information	14

Exhibits and Reports on Form 8-K	14

Signatures	15

Homestead Bancorp, Inc. and Subsidiary
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
As of March 31, 2001 and December 31, 2000

ASSETS

	(UNAUDITED)	(AUDITED)
	March 31,	December 31,
	2001	2000
	(In Thousands)

Cash and Cash Equivalents	$808	$868

Interest-bearing Deposits in Other Institutions	4,822	1,165

Securities:

Investment Securities Available
for Sale (Amortized Cost of
$2.5 million and $2.5 million)	2,534	2,512

Mortgage-Backed Securities
Available for Sale (Amortized
Cost of $19 million and $20.8 million)	18,846	20,552

FPB Financial Corp. Stock	120	114

Federal Home Loan Bank Stock, at Cost	2,997	2,956

Total Securities	24,497	26,134

Loans Held for Sale	563	311

Loans Receivable	80,283	81,635
Leases Receivable	189	207

Total Loans and Leases Receivable	80,472	81,842

Less: Allowance for Loan and Lease Losses	(331)	(328)

Net Loans and Leases Receivable	80,141	81,514

Real Estate Owned	13	--
Premises and Equipment, Net	1,064	867
Accrued Interest Receivable	637	670
Other Assets	275	47

Total Assets	$112,820	$111,576

1

LIABILITIES AND STOCKHOLDERS' EQUITY

	(UNAUDITED)	(AUDITED)
	March 31,	December 31,
	2001	2000
	(In Thousands)

Deposits	$44,259	$41,504

Advances from Borrowers for Taxes and
Insurance	54	96

Advances from Federal Home
Loan Bank	55,817	56,786

Income Taxes Payable	279	246

Other Liabilities	340	586

Total Liabilities	100,749	99,218

Stockholders' Equity as Restated:

Common Stock - $.01 Par Value;
10,000,000 Shares Authorized, 1,477,870
Shares Issued and Outstanding in 2001
1,477,870 in 2000	15	15

Paid-in Capital in Excess of Par	12,904	12,906

Retained Earnings - Substantially Restricted	4,692	4,593

Accumulated Other Comprehensive Income	(54)	(160)

	17,557	17,354

Treasury Stock - 347,544 shares at cost in
2001 and 321,183 shares at cost in 2000	(4,523)	(4,010)

Unearned ESOP Shares	(649)	(672)

Common Stock Acquired by Recognition Plans	(314)	(314)

Total Stockholders' Equity	12,071	12,358

Total Liabilities and Stockholders' Equity	$112,820	$111,576

Homestead Bancorp, Inc. and Subsidiary
CONSOLIDATED STATEMENTS OF INCOME

for the three months ended March 31, 2001 and 2000

	(Unaudited)
	Three Months Ended
	March 31,
	2001	2000
	(In Thousands)

Interest Income:
Loans and Leases	$1,606	$1,425
Mortgage-Backed Securities	330	370
Investment Securities	78	81
Other	42	31

Total Interest Income	2,056	1,907

Interest Expense:
Deposits	548	450
Borrowings	788	759

Total Interest Expense	1,336	1,209

Net Interest Income	720	698

Provision for (Recovery of) Loan and Lease
Losses	3	5

Net Interest Income After Provision for
(Recovery of) Loan and Lease Losses	717	693

Noninterest Income:
Gain on Sale of Loans	39	5
Loan Fees and Service Charges	50	62
Other Income	31	3

Total Noninterest Income	120	70

Noninterest Expense:
Compensation and Benefits	326	276
Occupancy and Equipment Expense	51	41
Federal Insurance Premium	2	2
Net Real Estate Owned Expense	0	3
Loss on Sale of Securities	0	0
Other	226	212

Total Noninterest Expense	605	534

Income Before Provision for Income Taxes	232	229

Income Taxes	81	85

Net Income	$151	$144

Per Share:
Earnings Per Common Share	0.16	0.13

Earnings Per Common Share - Assuming Dilution	0.14	0.12

Cash Dividends Declared	0.06	0.06

Homestead Bancorp, Inc. and Subsidiary
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

for the three months Ended March 31, 2001 and 2000

	(UNAUDITED)	(UNAUDITED)
	March 31,	March 31,
	2001	2000
	(In Thousands)
Common Stock:
Balance - Beginning of Period	$15	$15

Balance - End of Period	$15	$15

Paid-in Capital in Excess of Par:
Balance - Beginning of Period	$12,906	$12,929
ESOP Compensation Expense	(2)	(8)

Balance - End of Period	$12,904	$12,921

Retained Earnings:
Balance - Beginning of Period	$4,593	$4,175
Net Income	151	144
Cash Dividends Declared and Paid	(57)	(68)
Dividends on ESOP Shares	5	5

Balance - End of Period	$4,692	$4,256

Treasury Stock
Balance - Beginning of Period	$(4,010)	$(2,795)
Repurchase of Stock	(513)	(46)

Balance - End of Period	$(4,523)	$(2,841)

Accumulated Other Comprehensive Income:
Balance - Beginning of Period	$(160)	$(156)
Net Change in Unrealized Gain (Loss)	106	(10)

Balance - End of Period	$(54)	$(166)

Unearned Employee Stock Ownership
Plan Shares:
Balance - Beginning of Period	$(672)	$(761)
Shares Released for Allocation	23	22

Balance - End of Period	$(649)	$(739)

Director & Management Recognition Plans:
Balance - Beginning of Period	$(314)	(376)
Plan Distribution	--	--
Fund 2000 Recognition Plan	--	--

Balance - End of Period	$(314)	$(376)

Comprehensive Income:
Net Income	$151	$144

Other Comprehensive Income, Net of Tax:
Unrealizied Gains (Losses) on Securities
Available for Sale	(54)	(166)

Total Comprehensive Income	$97	$(22)

Homestead Bancorp, Inc. and Subsidiary
CONSOLIDATED STATEMENTS OF CASH FLOWS

for the three months ended March 31, 2001 and 2000

	(UNAUDITED)
	March 31,
	2001	2000
Cash Flows From Operating Activities:
Net Income	$151	$144
Adjustments to Reconcile Net Income
to Net Cash Provided by (Used in) Operating
Activities:
Depreciation	16	11
Provision for (Recovery of)
Loan and Lease Losses	3	5
Net Amortization(Accretion) of Premiums(Discounts) on Securities	(42)	10
Stock Dividends on Federal Home
Loan Bank Stock	(41)	(41)
Net (Increase) Decrease in Loans
Held for Sale	(252)	133
Other	26	--
Unrealized Gain on Securities	(10)	--
Change in Assets and Liabilities
(Increase) Decrease in Accrued
Interest Receivable	33	(9)
(Increase) Decrease in Other
Assets	(228)	(37)
Increase (Decrease) in Income
Taxes Payable	33	57
Increase (Decrease) in Other
Liabilities	(298)	141

Net Cash Provided by (Used in) Operating Activities	(609)	414

Cash Flows From Investing Activities:
Purchases of Property and Equipment	(213)	(278)
Purchases of Real Estate Owned	(13)	(18)
Maturities of Investment Securities	402	300
Purchases of Investment Securities	(400)	(591)
Maturities of Mortgage-Backed Securities	1,886	817
Purchases of Mortgage-Backed
Securities	0	(577)
Net (Increase) Decrease in Loans and Leases
Receivable	1,370	(3,496)

Net Cash Provided by (Used in) Investing Activities	3,032	(3,843)

	(UNAUDITED)
	March 31,
	2001	2000
Cash Flows From Financing Activities:
Acquisition of Treasury Stock	(513)	(46)
Net Increase (Decrease) in Money Market Accounts,
NOW Accounts and Savings Accounts	433	(404)
Net Increase (Decrease) in Certificates
of Deposit	2,322	2,795
Proceeds from (Repayment of) Federal Home
Loan Bank Advances	(969)	3,357
Increase (Decrease) in Advances from
Borrowers for Taxes and Insurance	(42)	(3)
Dividends Paid on Common Stock	(57)	(68)
Purchase of Federal Home Loan Bank Stock	0	(122)

Net Cash Provided by (Used In)
Financing Activities	1,174	5,509

Net Increase (Decrease) in Cash and
Cash Equivalents	3,597	2,081

Cash and Cash Equivalents -
Beginning of Period	2,033	889

Cash and Cash Equivalents -
End of Period	$5,630	$2,970

Supplemental Disclosures of Cash flow
Information:
Cash Payments for:
Interest Paid to Depositors	$548	$450

Interest Paid on Borrowings	$788	$759

Income Taxes	$71	$28

Supplemental Schedules of Noncash
Investing and Financing Activities:
Real Estate Acquired in Settle-
ment of Loans and Leases	$14	$15

Increase (Decrease) in Unrealized Gain (Loss)
on Securities Available for Sale	$158	$(16)

(Increase) Decrease in Deferred Tax
Effect on Unrealized Gain (Loss) on Securities
Available for Sale	$(52)	$(5)

Homestead Bancorp, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)
March 31, 2001

Note 1 - Basis of Presentation -

        The accompanying consolidated financial statements for the period ended March 31, 2001 include the accounts of Homestead Bancorp, Inc. (the ACompany@) and its wholly owned subsidiary, Homestead Bank (the ABank@). Currently, the business and management of Homestead Bancorp, Inc. is primarily the business and management of the Bank. All significant intercompany transactions and balances have been eliminated in the consolidation.

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

Note 2 - Employee Stock Ownership Plan -

        The Company sponsors a leveraged employee stock ownership plan (ESOP) that covers all employees who have at least six months of service with the Company, and obtained age 20. The ESOP shares initially were pledged as collateral for its debt. The debt is being repaid based on a ten-year amortization and the shares are being released for allocation to active employees annually over the ten-year period. The shares pledged as collateral are deducted from stockholder=s equity as unearned ESOP shares in the accompanying balance sheets. ESOP compensation expense was $20,353 for the three months ended March 31, 2001 based on the annual release of shares.

Note 3 - Dividends and Earnings Per Share -

        The Company declared a quarterly dividend of $.06 for the first quarter of 2000. Total dividends paid to stockholders in the first three months of 2001 was $57,000.

        Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding, which is 923,535 for the three month period ended March 31, 2001. Earnings per common share - assuming dilution, are computed by dividing net income by the weighted average number of shares of common stock outstanding plus the effect of diluted securities, which was 1,056,412 for the three month period ended March 31, 2001.

Homestead Bancorp, Inc. and Subsidiary
Managements Discussion and Analysis
 of Financial Condition and Results of Operations

March 31, 2001

General

        The following discussion compares the consolidated financial condition of Homestead Bancorp, Inc. (the ACompany@) and Subsidiary, Homestead Bank (the ABank@)(formerly Ponchatoula Homestead Savings, F.A.), at March 31, 2001 to December 31, 2000 and the results of operations for the three month period ended March 31, 2001 with the same period in 2000. Currently, the business and management of Homestead Bancorp, Inc. is primarily the business and management of the Bank. This discussion should be read in conjunction with the interim consolidated financial statements and footnotes included herein.

        The Company and Bank=s results of operations depends primarily on its net interest income, which is the difference between interest income on interest-earning assets and interest expense on interest bearing liabilities. The Company=s principle interest-earning assets are loans and leases, mortgage-backed securities and investment securities. The Company=s results of operations also are affected by the provision for losses on loans and leases; the level of its other income, including loan fees and service charges, federal insurance premiums, net real estate owned expense and miscellaneous other expenses; as well as its income tax expense.

Changes in Financial Condition

        At March 31, 2001, the Company=s total assets, deposits and equity amounted to $112.8 million, $44.3 million, and $12.1 million respectively compared to $111.6 million, $41.5 million, and $12.4 million respectively at December 31, 2000. The increase in total assets of $1.2 million or 1.1% was due primarily to an increase of $3.7 million interest bearing deposits offset by a decrease in the net loan and lease portfolio of 1.4 million or 1.7%. The increase in interest-bearing deposit was due primarily to an increase in deposits. The decrease in the net loan and lease portfolio was due to loan sales and repayments exceeding loan originations. Investments in Mortgage-Backed securities decreased in the first three months of 2001 by $1.7 million or 8.3%, due to repayment of Mortgage-Backed securities exceeding new purchases.

        The Company=s short term borrowing from the Federal Home Loan Bank decreased during the first three months of 2001 by $500,000 or 1.7%. The Bank uses the proceeds from short term borrowing to finance the purchase of mortgage-backed securities and fund long term fixed rate mortgages. The Company=s long term borrowing from the Federal Home Loan Bank decreased during the first three months of 2001 by $469,000 or 1.7%. Homestead uses the proceeds from long term borrowing to fund long term fixed rate mortgages. Deposits with the Bank have increased by $2.8 million or 6.6% in the first three months of 2001, due primarily to the bank offering some new higher yielding certificate of deposits. Other liabilities decreased in the first three months of 2001 by $246,000. The equity of the Company decreased $287,000 or 2.3% in the first three months of 2001, due primarily to net income of $151,000 offset by the repurchase of the Company=s common stock in the stock repurchase plan of $513,000 and dividends paid out of $57,000. At March 31, 2001 the Company had repurchased $4.5 million of it=s common stock. This amount appears in the equity section of the Statement of Financial Condition as Treasury Stock.

Capital

        The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory---and possible additional discretionary---actions by regulators that, if undertaken, could have a direct material effect on the Bank=s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank=s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank=s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weighing, and other factors.

        Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of March 31, 2001, that the Bank meets all capital adequacy requirements to which it is subject.

        As of March 31, 2001, the most recent notification categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier I risk based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution=s category.

The Bank=s actual capital amounts and ratios are also presented in the table.

				To Be Well
				Capitalized Under
			For Capital	Prompt Corrective
	Actual		Adequacy Purposes:	Action Provisions:
	Amount	Ratio	Amount Ratio	Amount Ratio
	(Dollars in Thousands)
As of March 31, 2001:
Total Capital (to Risk
Weighted Assets)	$ 11,124	20.09%	$ 4,430 >/= 8.0%	$ 5,537 >/= 10.0%
Tier I Capital (to Risk
Weighted Assets)	$ 10,799	19.50%	$ 2,215 >/= 4.0%	$ 3,322 >/= 6.0%
Tier I Capital (to Average
Assets)	$ 10,799	9.58%	$ 4,510 >/= 4.0%	$ 5,637 >/= 5.0%

Liquidity

        The Bank is required under applicable federal regulations to maintain specific levels of Aliquid@ investments in qualifying types of United States Government, federal agency and other investments having maturities of five years or less. Current regulations require that a Savings institution maintain liquid assets of not less than 4% of its average daily balance of net withdrawable shares.

Results of Operations

        Net income for the first three months of 2001 was $151,000 compared to $144,000 for the same period of 2001. The increase in net income of $7,000 or 4.9%, was primarily due to an increase in net interest income after provision for (recovery of) loan and lease losses of $24,000 or 3.5%, combined with an increase in non-interest income of $50,000 or 71.%, offset by and increase in non-interest expense of $71,000 or 13.3%. The increase in non-interest income is due to a increase in gain on sale of loans of $34,000. Compensation expense increased by $50,000 or 18.1%, due to the hiring on additional employees and the increase in salaries.

Net Interest Income

        The primary source of earnings for the Company is net interest income; the difference between income generated from interest-earning assets less interest expense on interest-bearing liabilities. The primary factors that affect interest income are changes in the volume and type of interest-earning assets and interest-bearing liabilities, along with changes in market rates. Net interest income for the first three months of 2001 was $720,000 an increase of $22,000 or 3.1% over the same period of 2000. This increase in net interest income was primarily attributable to an increase in interest income of $149,000 or 7.8%, offset by an increase in interest expense of $127,000 or 10.5% over the same period of 2000. One of the factors contributing to the increase in interest income was an increase in the volume of the Company=s loan and lease portfolio, offset with a decrease in the volume of investment securities and mortgage- backed securities. Interest rate spread is the yield of interest-earning assets minus the costs of interest-bearing liabilities. The interest rate spread for the three months ended March 31, 2001 and 2000 was 2.64% and 2.65% respectively.

        The table of Consolidated Average Balance Sheets and Interest Rate Analysis for the nine months ended March 31, 2001 and 1999 on page 12, and the corresponding table of Interest Differentials on page 13, detail the effect of a change in average balances and the change in interest yield and interest cost have on net interest income for the respective periods.

Nonperforming Assets

        Nonperforming assets include non-accrual loans and leases and real estate owned. Loans are considered non-accrual when the principal or interest becomes 91 days past due or when there is uncertainty about the repayment of the principal and interest in accordance with the terms of the loans. Non-accrual loans at March 31, 2001 were $125,000 compared to $179,000 at March 31, 2000. The percentage of non-accrual loans and leases to total loans and leases at March 31, 2001 is .16% down from .26% at March 31, 2000.

        Real estate owned is properties held for sale acquired through foreclosure or negotiated settlements of debt. At March 31, 2001 the Bank had real estate owned of $13,000 compared to $15,000 at March 31, 2000. Nonperforming assets at March 31, 2001 were .12% of total assets compared to .16% at March 31, 2000.

Current Events

        In the first quarter of 2001, Homestead Bank continued the construction of its third branch office located in Walker, La. The target date for the opening is the second quarter of 2001. Walker is a residential community located about 20 miles east of Baton Rouge, La.

        On July 12, 2000, the Office of Thrift Supervision (OTS), amended it=s regulations on stock repurchases. Under the old regulations, a company could not repurchase any of its common stock, for the first year after the public offer, and in years two and three only up to 25% of the total outstanding, with OTS approval. Under the new regulations adopted by the OTS on July 12, 2000 a company can not repurchase any common stock in the first year after the public offering, but after the first year a company can repurchase any amount of it=s common stock without OTS approval. As a result of the new regulations the Board of Directors of Homestead Bancorp, Inc on July 12, 2000, approved a new stock repurchase program. Under the new program the company can purchase up to 250,000 shares of its common stock.

Recent Accounting Pronouncements

        In September 2000, the FASB issued SFAS No. 140, AAccounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities.@ This statement replaces SFAS 125, by revising and clarifying the standards for accounting for transfers of financial assets and collateral, and by requiring additional disclosures. The provisions of SFAS No. 140 are effective for transfers and servicing of financial assets occurring after March 31, 2001. The adoption of SFAS No. 140 is not expected to have a material impact on the Company=s financial position or results of operations.

Homestead Bancorp, Inc. and Subsidiary
CONSOLIDATED AVERAGE BALANCE SHEETS AND INTEREST RATE ANALYSIS
for the three months ended March 31, 2001 and 2000

	three months Ended			three months Ended
	March 31, 2001			March 31, 2000

	AVERAGE		YIELD/	AVERAGE		YIELD/
	BALANCE	INTEREST	RATE	BALANCE	INTEREST	RATE
	(In Thousands)	(In Thousands)		(In Thousands)	(In Thousands)

Interest - Earning Assets:

Loans and Leases Receivable	$81,062	1,606	7.93%	$73,857	1,425	7.72%
Mortgage - Backed Securities	19,103	330	6.92%	23,488	370	6.30%
Investment Securities	5,489	78	5.69%	5,171	81	6.26%
Other Interest - Earning Assets	3,325	42	5.05%	2,716	31	4.60%

Total Interest - Earning Assets	$108,979	2,056	7.55%	$105,232	1,907	7.25%

Noninterest - Earning Assets	3,189			2,102

Total Assets	$112,168			$107,334

Interest - Bearing Liabilities:

Deposits	$43,101	548	5.09%	$40,588	450	4.43%
Federal Home Loan Bank Advances	56,143	788	5.61%	53,169	759	5.71%

Total Interest-bearing Liabilities	$99,244	1,336	5.38%	$93,757	1,209	5.16%

Noninterest - Bearing Liabilities	758			493

Total Liabilities	$100,002			$94,250

Stockholders' Equity	$12,166			$13,084

Total Liabilities and Stockholders' Equity	$112,168			$107,334

Net Interest Income; Interest Rate Spread		$720	2.17%		$698	2.09%

Net Interest Margin as a % of Total Earning Assets			2.64%			2.65%

Homestead Bancorp, Inc. and Subsidiary
INTEREST DIFFERENTIALS

for the three months ended March 31, 2001 and 2000

	March 31, 2001 VS March 31, 2000

	CHANGE DUE TO		TOTAL
	VOLUME	RATE	CHANGE
	(In Thousands)
Interest - Earning Assets:

Loans and Lease Receivable	$141	$40	$181
Mortgage-Backed Securities	(74)	34	(40)
Investment Securities	5	(8)	(3)
Other Interest-Earning assets	7	4	11

Total Interest Income	$79	$70	$149

Interest - Bearing Liabilities:

Deposits	$29	$69	$98
Federal Home Loan Bank Advances	41	(12)	29

Total Interest Expense	$70	$57	$127

Increase (Decrease) in Interest Differential	$9	$13	$22

Homestead Bancorp, Inc. and Subsidiary

FORM 10-QSB

Three Months Ended March 31, 2001

PART II - OTHER INFORMATION

Item 1	Legal Proceedings:

There are no matters required to be reported under this item.

Item 2	Changes in Securities:

There are no matters required to be reported under this item.

Item 3	Defaults Upon Senior Securities:

There are no matters required to be reported under this item.

Item 4	Submission of Matters to a Vote of Security Holders.

There are no matters required to be reported under this item.

Item 5	Other Information:

There are no matters required to be reported under this item.

Item 6	Exhibits and Reports on Form 8-K:

a.)Exhibits:
No exhibits were filed on Form 8-K by the Registrant during the quarter ended March 31, 2001.

b.)Reports:
No reports on Form 8-K were filed by the Registrant during the quarter ended March 31, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Homestead Bancorp, Inc

Date:	May 11, 2001	BY	/s/Lawrence C. Caldwell, Jr.
Lawrence C. Caldwell, Jr.
President and Chief Executive Officer

Date:	May 11, 2001	BY	/s/Kelly Morse
Kelly Morse
Comptroller