Form 10QSB
period 2001-06-30
HOMESTEAD BANCORP INC
filed 2001-08-13
CIK 1059078

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

Common Stock, par value $.01 per share
(Title of Class)

INDEX

PART I - FINANCIAL INFORMATION

Consolidated Financial Statements:
Page
Consolidated Statements of Financial Condition -
June 30, 2001 and December 31, 2000	1 - 2

Consolidated Statements of Income -
for the three and six month periods ended
June 30, 2001 and 2000	3

Consolidated Statements of Stockholders' Equity
for the six months ended June 30, 2001
and 2000	4

Consolidated Statements of Cash Flows -
for the six months ended June 30, 2001
and 2000	5 - 6

Notes to Consolidated Financial Statements	7

Management's Discussion and Analysis of Financial
Condition and Results of Operations	8 - 13

Part II - OTHER INFORMATION

Legal Proceedings	14

Changes in Securities	14

Defaults Upon Senior Securities	14

Submission of Matters to a Vote of Security
Holders	14

Other Information	14

Exhibits and Reports on Form 8-K	14

Signatures	15

Homestead Bancorp, Inc. and Subsidiary
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
As of June 30, 2001 and December 31, 2000

ASSETS

	(UNAUDITED)	(AUDITED)
	June 30,	December 31,
	2001	2000
	(In Thousands)

Cash and Cash Equivalents	$519	$868

Interest-bearing Deposits in Other Institutions	8,796	1,165

Securities:

Investment Securities Available
for Sale (Amortized Cost of
$2.5 million and $2.5 million)	2,536	2,512

Mortgage-Backed Securities
Available for Sale (Amortized
Cost of $19 million and $20.8 million)	18,239	20,552

FPB Financial Corp. Stock	120	114

Federal Home Loan Bank Stock, at Cost	3,029	2,956

Total Securities	23,924	26,134

Loans Held for Sale	595	311

Loans Receivable	79,223	81,635
Leases Receivable	153	207

Total Loans and Leases Receivable	79,376	81,842

Less: Allowance for Loan and Lease Losses	(336)	(328)

Net Loans and Leases Receivable	79,040	81,514

Real Estate Owned	105	--
Premises and Equipment, Net	1,504	867
Accrued Interest Receivable	608	670
Other Assets	78	47

Total Assets	$115,169	$111,576

LIABILITIES AND STOCKHOLDERS' EQUITY

	(UNAUDITED)	(AUDITED)
	June 30,	December 31,
	2001	2000
	(In Thousands)

Deposits	$47,393	$41,504

Advances from Borrowers for Taxes and
Insurance	81	96

Advances from Federal Home
Loan Bank	54,905	56,786

Income Taxes Payable	232	246

Other Liabilities	393	586

Total Liabilities	103,004	99,218

Stockholders' Equity as Restated:

Common Stock - $.01 Par Value;
10,000,000 Shares Authorized, 1,477,870
Shares Issued and Outstanding in 2001 and 2000	15	15

Paid-in Capital in Excess of Par	12,903	12,906

Retained Earnings - Substantially Restricted	4,799	4,593

Accumulated Other Comprehensive Income	(61)	(160)

	17,656	17,354

Treasury Stock - 347,544 shares at cost in
2001 and 321,183 shares at cost in 2000	(4,550)	(4,010)

Unearned ESOP Shares	(627)	(672)

Common Stock Acquired by Recognition Plans	(314)	(314)

Total Stockholders' Equity	12,165	12,358

Total Liabilities and Stockholders'
Equity	$115,169	$111,576

Homestead Bancorp, Inc. and Subsidiary
CONSOLIDATED STATEMENTS OF INCOME

for the three and six months ended June 30, 2001 and 2000

	(Unaudited)		(Unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2001	2000	2001	2000
	(In Thousands)		(In Thousands)

Interest Income:
Loans and Leases	$1,564	$1,505	$3,168	$2,930
Mortgage-Backed Securities	298	345	628	715
Investment Securities	69	130	147	211
Other	70	39	113	70

Total Interest Income	2,001	2,019	4,056	3,926

Interest Expense:
Deposits	587	467	1,135	917
Borrowings	672	820	1,460	1,579

Total Interest Expense	1,259	1,287	2,595	2,496

Net Interest Income	742	732	1,461	1,430

Provision for (Recovery of) Loan
and Lease Losses	11	4	14	9

Net Interest Income After
Provision for (Recovery of) Loan and Lease Losses	731	728	1,447	1,421

Noninterest Income:
Gain on Sale of Loans	39	9	78	13
Loan Fees and Service Charges	93	65	143	127
Other Income	8	5	37	8

Total Noninterest Income	140	79	258	148

Noninterest Expense:
Compensation and Benefits	313	277	639	552
Occupancy and Equipment Expense	54	50	105	91
Federal Insurance Premium	2	2	4	4
Net Real Estate Owned Expense	13	0	10	3
Loss on Sale of Securities	0	0	0	0
Other	235	196	463	408

Total Noninterest Expense	617	525	1,221	1,058

Income Before Provision for Income
Taxes	254	282	484	511

Income Taxes	95	89	174	174

Net Income	$159	$193	$310	$337

Per Share:
Earnings Per Common Share	0.17	0.18	0.34	0.31

Earnings Per Common Share - Assuming Dilution	0.15	0.16	0.30	0.28

Cash Dividends Declared	0.06	0.06	0.12	0.12

Homestead Bancorp, Inc. and Subsidiary
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

for the six months ended June 30, 2001 and 2000

	(UNAUDITED)	(UNAUDITED)
	June 30,	June 30,
	2001	2000
	(In Thousands)
Common Stock:
Balance - Beginning of Period	$15	$15

Balance - End of Period	$15	$15

Paid-in Capital in Excess of Par:
Balance - Beginning of Period	$12,906	$12,929
ESOP Compensation Expense	(3)	(13)

Balance - End of Period	$12,903	$12,916

Retained Earnings:
Balance - Beginning of Period	$4,593	$4,175
Net Income	310	337
Cash Dividends Declared and Paid	(114)	(135)
Dividends on ESOP Shares	10	10

Balance - End of Period	$4,799	$4,387

Treasury Stock
Balance - Beginning of Period	$(4,010)	$(2,795)
Repurchase of Stock	(540)	(46)

Balance - End of Period	$(4,550)	$(2,841)

Accumulated Other Comprehensive Income:
Balance - Beginning of Period	$(160)	$(156)
Net Change in Unrealized Gain (Loss)	99	(48)

Balance - End of Period	$(61)	$(204)

Unearned Employee Stock Ownership
Plan Shares:
Balance - Beginning of Period	$(672)	$(761)
Shares Released for Allocation	45	44

Balance - End of Period	$(627)	$(717)

Director & Management Recognition Plans:
Balance - Beginning of Period	$(314)	(376)
Plan Distribution	--	--
Fund 2000 Recognition Plan	--	--

Balance - End of Period	$(314)	$(376)

Comprehensive Income:
Net Income	$310	$337

Other Comprehensive Income, Net of Tax:
Unrealized Gains (Losses) on Securities
Available for Sale	(61)	(204)

Total Comprehensive Income	$249	$133

Homestead Bancorp, Inc. and Subsidiary
CONSOLIDATED STATEMENTS OF CASH FLOWS

for the six months ended June 30, 2001 and 2000

	(UNAUDITED)
	June 30,
	2001	2000
Cash Flows From Operating Activities:
Net Income	$310	$337
Adjustments to Reconcile Net Income
to Net Cash Provided by (Used in) Operating
Activities:
Depreciation	33	24
Provision for (Recovery of)
Loan and Lease Losses	14	9
Net Amortization(Accretion) of Premiums(Discounts) on Securities	(21)	37
Stock Dividends on Federal Home
Loan Bank Stock	(73)	(129)
Net (Increase) Decrease in Loans
Held for Sale	(284)	(397)
Other	(9)	--
Change in Assets and Liabilities
(Increase) Decrease in Accrued
Interest Receivable	62	(26)
(Increase) Decrease in Other
Assets	(31)	(69)
Increase (Decrease) in Income
Taxes Payable	(14)	29
Increase (Decrease) in Other
Liabilities	(193)	508

Net Cash Provided by (Used in) Operating Activities	(206)	323

Cash Flows From Investing Activities:
Purchases of Property and Equipment	(670)	(284)
Purchases of Real Estate Owned	--	(18)
Maturities of Investment Securities	700	600
Purchases of Investment Securities	(703)	(883)
Maturities of Mortgage-Backed Securities	3,102	1,895
Purchases of Mortgage-Backed
Securities	(641)	(577)
Net (Increase) Decrease in Loans and Leases
Receivable	2,361	(6,047)

Net Cash Provided by (Used in) Investing Activities	4,149	(5,314)
5
	(UNAUDITED)
	June 30,
	2001	2000
Cash Flows From Financing Activities:
Acquisition of Treasury Stock	(540)	(46)
Net Increase (Decrease) in Money Market Accounts,
NOW Accounts and Savings Accounts	403	283
Net Increase (Decrease) in Certificates
of Deposit	5,486	2,547
Proceeds from (Repayment of) Federal Home
Loan Bank Advances	(1,881)	4,907
Increase (Decrease) in Advances from
Borrowers for Taxes and Insurance	(15)	2
Dividends Paid on Common Stock	(114)	(135)
Purchase of Federal Home Loan Bank Stock	0	(83)

Net Cash Provided by (Used In)
Financing Activities	3,339	7,475

Net Increase (Decrease) in Cash and
Cash Equivalents	7,282	2,484

Cash and Cash Equivalents -
Beginning of Period	2,033	889

Cash and Cash Equivalents -
End of Period	$9,315	$3,373

Supplemental Disclosures of Cash flow
Information:
Cash Payments for:
Interest Paid to Depositors	$1,135	$917

Interest Paid on Borrowings	$1,460	$1,579

Income Taxes	$142	$146

Supplemental Schedules of Noncash
Investing and Financing Activities:
Real Estate Acquired in Settle-
ment of Loans and Leases	$105	$15

Increase (Decrease) in Unrealized Gain (Loss)
on Securities Available for Sale	$148	$(48)

(Increase) Decrease in Deferred Tax
Effect on Unrealized Gain (Loss) on Securities
Available for Sale	$(49)	$(16)

Homestead Bancorp, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 30, 2001

Note 1 - Basis of Presentation -

        The accompanying consolidated financial statements for the period ended June 30, 2001 include the accounts of Homestead Bancorp, Inc. (the "Company") and its wholly owned subsidiary, Homestead Bank (the "Bank"). Currently, the business and management of Homestead Bancorp, Inc. is primarily the business and management of the Bank. All significant intercompany transactions and balances have been eliminated in the consolidation.

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

Note 2 - Employee Stock Ownership Plan -

         The Company sponsors a leveraged employee stock ownership plan (ESOP) that covers all employees who have at least six months of service with the Company, and obtained age 20. The ESOP shares initially were pledged as collateral for its debt. The debt is being repaid based on a ten-year amortization and the shares are being released for allocation to active employees annually over the ten-year period. The shares pledged as collateral are deducted from stockholder's equity as unearned ESOP shares in the accompanying balance sheets. ESOP compensation expense was $41,400 for the six months ended June 30, 2001 based on the annual release of shares.

Note 3 - Dividends and Earnings Per Share -

        The Company declared a quarterly dividend of $.06 for the first and second quarters of 2001. Total dividends paid to stockholders in the first six months of 2001 was $114,000.

        Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding, which is 910,217 for the six month period ended June 30, 2001. Earnings per common share - assuming dilution, are computed by dividing net income by the weighted average number of shares of common stock outstanding plus the effect of diluted securities, which was 1,043,094 for the six month period ended June 30, 2001.

Homestead Bancorp, Inc. and Subsidiary
Managements Discussion and Analysis
of Financial Condition and Results of Operations

June 30, 2001

General

        The following discussion compares the consolidated financial condition of Homestead Bancorp, Inc. (the "Company") and Subsidiary, Homestead Bank (the "Bank") at June 30, 2001 to December 31, 2000 and the results of operations for the three and six month periods ended June 30, 2001 with the same periods in 2000. Currently, the business and management of Homestead Bancorp, Inc. is primarily the business and management of the Bank. This discussion should be read in conjunction with the interim consolidated financial statements and footnotes included herein.

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

Changes in Financial Condition

        At June 30, 2001, the Company's total assets, deposits and equity amounted to $115.2 million, $47.4 million, and $12.2 million respectively compared to $111.6 million, $41.5 million, and $12.4 million respectively at December 31, 2000. The increase in total assets of $3.6 million or 3.2% was due primarily to an increase of $7.6 million interest bearing deposits offset by a decrease in the net loan and lease portfolio of 2.5 million or 3.0%. The increase in interest-bearing deposits was due primarily to an increase in deposits. The decrease in the net loan and lease portfolio was due to loan sales and repayments exceeding loan originations. Investments in Mortgage-Backed securities decreased in the first six months of 2001 by $2.3 million or 11.3%, due to repayment of Mortgage-Backed securities exceeding new purchases.

        The Company's short term borrowing from the Federal Home Loan Bank decreased during the first six months of 2001 by $6.9 million or 30.1%. The Bank uses the proceeds from short term borrowing to finance the purchase of mortgage-backed securities and fund long term fixed rate mortgages. The Company's long term borrowing from the Federal Home Loan Bank increased during the first six months of 2001 by $5.0 million or 15.7%. Homestead uses the proceeds from long term borrowing to fund long term fixed rate mortgages. Deposits with the Bank have increased by $5.9 million or 14.2% in the first six months of 2001, due primarily to the bank offering some new higher yielding certificate of deposits. Other liabilities decreased in the first six months of 2001 by $193,000. The equity of the Company decreased $193,000 or 1.6% in the first six months of 2001, due primarily to net income of $310,000 offset by the repurchase of the Company's common stock in the stock repurchase plan of $540,000 and dividends paid out of $114,000. At June 30, 2001 the Company had repurchased $4.6 million of it's common stock. This amount appears in the equity section of the Statement of Financial Condition as Treasury Stock.

Capital

        The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory---and possible additional discretionary---actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weighting, and other factors.

        Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of June 30, 2001, that the Bank meets all capital adequacy requirements to which it is subject.

        As of June 30, 2001, the most recent notification categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier I risk based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

The Bank's actual capital amounts and ratios are also presented in the table.

	Actual		For Capital Adequacy Purposes:		To Be Well Capitalized Under Prompt Corrective Action Provisions:
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2001:			(Dollars in Thousands)
Total Capital (to Risk
Weighted Assets)	$ 11,317	20.20%	$ 4,481	> 8.0%	$ 5,602	> 10.0%
Tier I Capital (to Risk
Weighted Assets)	$ 10,992	19.62%	$ 2,241	> 4.0%	$ 3,361	> 6.0%
Tier I Capital (to Average
Assets)	$ 10,992	9.54%	$ 4,604	> 4.0%	$ 5,755	> 5.0%

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

Results of Operations

        Net income for the first six months of 2001 was $310,000 compared to $337,000 for the same period of 2001. The decrease in net income of $27,000 or 8.0%, was primarily due to an increase in non-interest expense of $163,000 or 15.4%, offset by an increase in net interest income after provision for (recovery of) loan and lease losses of $26,000 or 1.8%, combined with an increase in non-interest income of $110,000 or 74.3.%. The increase in non-interest income is due to a increase in gain on sale of loans of $65,000. Compensation expense increased by $87,000 or 15.8%, due to the hiring of additional employees for the new branch office and the increase in salaries.

        Net income for the three months ended June 30, 2001 was $159,000 compared to $193,000 for the same period of 2000. The decrease in net income of $34,000 or 17.6%, was primarily due to an increase in non-interest expense of $92,000 or 17.5%, offset by an increase in net interest income after provision for (recovery of) loan and lease losses of $3,000 or .4%, combined with an increase in non-interest income of $61,000 or 77.2.%. The increase in non-interest income is due to a increase in gain on sale of loans of $30,000, combined with an increase in loan fees and services of $28,000. Compensation expense increased by $36,000 or 13.0%, due to the hiring of additional employees and the increase in salaries.

Net Interest Income

        The primary source of earnings for the Company is net interest income; the difference between income generated from interest-earning assets less interest expense on interest-bearing liabilities. The primary factors that affect interest income are changes in the volume and type of interest-earning assets and interest-bearing liabilities, along with changes in market rates. Net interest income for the first six months of 2001 was $1.5 million an increase of $31,000 or 2.2% over the same period of 2000. This increase in net interest income was primarily attributable to an increase in interest income of $130,000 or 3.3%, offset by an increase in interest expense of $99,000 or 4.0% over the same period of 2000. One of the factors contributing to the increase in interest income was an increase in the volume of the Company's loan and lease portfolio, offset with a decreased volume of investment securities and mortgage- backed securities.

        Net interest income for the first three months of 2001 was $742,000 an increase of $10,000 or 1.4% over the same period of 2000. This increase in net interest income was primarily attributable to a decrease in interest expense of $28,000 or 2.2%, offset by a decrease in interest income of $18,000 or 1.0% over the same period of 2000. Interest rate spread is the yield of interest-earning assets minus the costs of interest-bearing liabilities. The interest rate spread for the six months ended June 30, 2001 and 2000 was 2.21% and 2.24% respectively.

        The table of Consolidated Average Balance Sheets and Interest Rate Analysis for the nine months ended June 30, 2001 and 2000 on page 12, and the corresponding table of Interest Differentials on page 13, detail the effect of the change in average balances and the change in interest yield and interest cost have on net interest income for the respective periods.

Nonperforming Assets

        Nonperforming assets include non-accrual loans and leases and real estate owned. Loans are considered non-accrual when the principal or interest becomes 91 days past due or when there is uncertainty about the repayment of the principal and interest in accordance with the terms of the loans. Non-accrual loans at June 30, 2001 were $149,000 compared to $197,000 at June 30, 2000. The percentage of non-accrual loans and leases to total loans and leases at June 30, 2001 is .19% down from .24% at June 30, 2000.

        Real estate owned is properties held for sale acquired through foreclosure or negotiated settlements of debt. At June 30, 2001 the Bank had real estate owned of $105,000 compared to $0 at June 30, 2000. Nonperforming assets at June 30, 2001 were .22% of total assets compared to .18% at June 30, 2000.

Current Events

        In the second quarter of 2001, Homestead Bank opened its third branch office located in Walker, La. Walker is a residential community located about 20 miles east of Baton Rouge, La.

Recent Accounting Pronouncements

        In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." This statement replaces SFAS 125, by revising and clarifying the standards for accounting for transfers of financial assets and collateral, and by requiring additional disclosures. The provisions of SFAS No. 140 are effective for transfers and servicing of financial assets occurring after June 30, 2001. The adoption of SFAS No. 140 is not expected to have a material impact on the Company's financial position or results of operations.

Homestead Bancorp, Inc. and Subsidiary
CONSOLIDATED AVERAGE BALANCE SHEETS AND INTEREST RATE ANALYSIS
for the six months ended June 30, 2001 and 2000

	six months Ended			six months Ended
	June 30, 2001			June 30, 2000

	AVERAGE		YIELD/	AVERAGE		YIELD/
	BALANCE	INTEREST	RATE	BALANCE	INTEREST	RATE

	(In Thousands)	(In Thousands)		(In Thousands)	(In Thousands)

Interest - Earning Assets:

Loans and Leases Receivable	$79,996	3,168	7.92%	$67,695	2,930	8.66%
Mortgage - Backed Securities	18,669	628	6.73%	23,588	715	6.06%
Investment Securities	5,516	147	5.33%	4,993	211	8.45%
Other Interest - Earning Assets	5,424	113	4.17%	2,890	70	4.84%

Total Interest - Earning Assets	$109,605	4,056	7.40%	$99,167	3,926	7.92%

Noninterest - Earning Assets	3,422			2,114

Total Assets	$113,027			$101,281

Interest - Bearing Liabilities:

Deposits	$44,394	1,135	5.11%	$40,125	917	4.57%
Federal Home Loan Bank Advances	55,676	1,460	5.24%	47,772	1,579	6.61%

Total Interest-bearing Liabilities	$100,070	2,595	5.19%	$87,897	2,496	5.68%

Noninterest - Bearing Liabilities	773			519

Total Liabilities	$100,843			$88,416

Stockholders' Equity	$12,184			$12,865

Total Liabilities and Stockholders' Equity	$113,027			$101,281

Net Interest Income; Interest Rate Spread		$1,461	2.21%		$1,430	2.24%

Net Interest Margin as a % of Total Earning Assets			2.67%			2.88%

Homestead Bancorp, Inc. and Subsidiary
INTEREST DIFFERENTIALS

for the six months ended June 30, 2001 and 2000

	June 30, 2001 VS June 30, 2000

	CHANGE DUE TO		TOTAL
	VOLUME	RATE	CHANGE
	(In Thousands)
Interest - Earning Assets:

Loans and Lease Receivable	$502	$(264)	$238
Mortgage-Backed Securities	(155)	68	(87)
Investment Securities	20	(84)	(64)
Other Interest-Earning assets	54	(11)	43

Total Interest Income	$421	$(291)	$130

Interest - Bearing Liabilities:

Deposits	$104	$114	$218
Federal Home Loan Bank Advances	237	(356)	(119)

Total Interest Expense	$341	$(242)	$99

Increase (Decrease) in Interest Differential	$80	$(49)	$31

Homestead Bancorp, Inc. and Subsidiary
FORM 10-QSB

Six Months Ended June 30, 2001

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

a.) Exhibits:
No exhibits were filed on Form 8-K by the Registrant
during the quarter ended June 30, 2001.
b.) Reports:
No reports on Form 8-K were filed by the Registrant
during the quarter ended June 30, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Homestead Bancorp, Inc

Date:	August 13, 2001	BY	/s/Lawrence C. Caldwell, Jr.
Lawrence C. Caldwell, Jr.
President and Chief Executive Officer

Date:	August 13, 2001	BY	/s/Kelly Morse
Kelly Morse
Comptroller