Form 10QSB
period 2001-09-30
HOMESTEAD BANCORP INC
filed 2001-11-13
CIK 1059078

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

Homestead Bancorp, Inc.
(Exact Name of Registrant as specified in its charter)
(985) 386-3379

Louisiana	72-1416514
(State of incorporation or organization)	(IRS Employer Identification No.)

195 North Sixth Street
Ponchatoula, Louisiana	70454
(Address of principal executive office)	(including zip code)

Securities to be registered pursuant to Section 12(b) of the Act:

NONE

Securities to be registered pursuant to Section 12(g) of the Act:

Common Stock, par value $.01 per share
(Title of Class)

INDEX

PART I - FINANCIAL INFORMATION

Consolidated Financial Statements:
Page
Consolidated Statements of Financial Condition -
September 30, 2001 and December 31, 2000	1 - 2

Consolidated Statements of Income -
for the three and nine month periods ended
September 30, 2001 and 2000	3

Consolidated Statements of Stockholders' Equity
for the nine months ended September 30, 2001
and 2000	4

Consolidated Statements of Cash Flows -
for the nine months ended September 30, 2001
and 2000	5 - 6

Notes to Consolidated Financial Statements	7

Management's Discussion and Analysis of Financial
Condition and Results of Operations	8 - 13

Part II - OTHER INFORMATION

Legal Proceedings	14

Changes in Securities	14

Defaults Upon Senior Securities	14

Submission of Matters to a Vote of Security Holders	14

Other Information	14

Exhibits and Reports on Form 8-K	14

Signatures	15

Homestead Bancorp, Inc. and Subsidiary
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
As of September 30, 2001 and December 31, 2000

ASSETS

	(UNAUDITED)	(AUDITED)
	September 30,	December 31,
	2001	2000

	(In Thousands)

Cash and Cash Equivalents	$908	$868

Interest-bearing Deposits in Other Institutions	10,379	1,165

Securities:

Investment Securities Available
for Sale (Amortized Cost of
$2.3 million and $2.5 million)	2,258	2,512

Mortgage-Backed Securities
Available for Sale (Amortized
Cost of $22.1 million and $20.8 million)	21,991	20,552

FPB Financial Corp. Stock	126	114

Federal Home Loan Bank Stock, at Cost	3,057	2,956

Total Securities	27,432	26,134

Loans Held for Sale	759	311

Loans Receivable	78,323	81,635
Leases Receivable	138	207

Total Loans and Leases Receivable	78,461	81,842

Less: Allowance for Loan and Lease Losses	(339)	(328)

Net Loans and Leases Receivable	78,122	81,514

Real Estate Owned	104	--
Premises and Equipment, Net	1,577	867
Accrued Interest Receivable	647	670
Other Assets	85	47

Total Assets	$120,013	$111,576

1
LIABILITIES AND STOCKHOLDERS' EQUITY

	(UNAUDITED)	(AUDITED)
	September 30,	December 31,
	2001	2000

	(In Thousands)

Deposits	$53,210	$41,504

Advances from Borrowers for Taxes and
Insurance	94	96

Advances from Federal Home
Loan Bank	53,910	56,786

Income Taxes Payable	215	246

Other Liabilities	253	586

Total Liabilities	107,682	99,218

Stockholders' Equity

Common Stock - $.01 Par Value;
10,000,000 Shares Authorized, 1,477,870
Shares Issued and Outstanding in 2001
and 2000	15	15

Paid-in Capital in Excess of Par	12,920	12,906

Retained Earnings - Substantially Restricted	4,855	4,593

Accumulated Other Comprehensive Income	(32)	(160)

	17,758	17,354

Treasury Stock - 540,790 shares at cost in
2001 and 477,248 shares at cost in 2000	(4,573)	(4,010)

Unearned ESOP Shares	(605)	(672)

Common Stock Acquired by Recognition Plans	(249)	(314)

Total Stockholders' Equity	12,331	12,358

Total Liabilities and Stockholders'
Equity	$120,013	$111,576

Homestead Bancorp, Inc. and Subsidiary CONSOLIDATED STATEMENTS OF INCOME for the three and nine months ended September 30, 2001 and 2000

	(Unaudited)		(UNAUDITED)
	Three Months Ended		nine months Ended
	September 30,		September 30,
	2001	2000	2001	2000

	(In Thousands)		(In Thousands)

Interest Income:
Loans and Leases	$1,530	$1,579	$4,698	$4,507
Mortgage-Backed Securities	288	404	916	1,119
Investment Securities	62	87	209	299
Other	84	33	197	103

Total Interest Income	1,964	2,103	6,020	6,028

Interest Expense:
Deposits	607	509	1,742	1,425
Borrowings	652	870	2,112	2,449

Total Interest Expense	1,259	1,379	3,854	3,874

Net Interest Income	705	724	2,166	2,154

Provision for (Recovery of) Loan and Lease
Losses	5	6	19	15

Net Interest Income After Provision for
(Recovery of) Loan and Lease Losses	700	718	2,147	2,139

Noninterest Income:
Gain on Sale of Loans	15	14	93	27
Loan Fees and Service Charges	105	59	248	186
Other Income	14	20	51	28

Total Noninterest Income	134	93	392	241

Noninterest Expense:
Compensation and Benefits	341	289	980	841
Occupancy and Equipment Expense	64	46	169	137
Federal Insurance Premium	2	2	6	6
Net Real Estate Owned Expense	1	0	11	3
Loss on Sale of Securities	0	0	0	0
Other	263	189	726	597

Total Noninterest Expense	671	526	1,892	1,584

Income Before Provision for Income
Taxes	163	285	647	796

Income Taxes	56	100	230	274

Net Income	$107	$185	$417	$522

Per Share:
Earnings Per Common Share	0.12	0.17	0.46	0.48

Earnings Per Common Share - Assuming Dilution	0.10	0.15	0.40	0.43

Cash Dividends Declared	0.06	0.06	0.18	0.18

Homestead Bancorp, Inc. and Subsidiary
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

for the nine months ended September 30, 2001 and 2000

	(UNAUDITED)	(UNAUDITED)
	September 30,	September 30,
	2001	2000

	(In Thousands)
Common Stock:
Balance - Beginning of Period	$15	$15

Balance - End of Period	$15	$15

Paid-in Capital in Excess of Par:
Balance - Beginning of Period	$12,906	$12,929
Management Plan Distribution	19	--
ESOP Compensation Expense	(5)	(17)

Balance - End of Period	$12,920	$12,912

Retained Earnings:
Balance - Beginning of Period	$4,593	$4,175
Net Income	417	522
Cash Dividends Declared and Paid	(170)	(203)
Dividends on ESOP Shares	15	16

Balance - End of Period	$4,855	$4,510

Treasury Stock
Balance - Beginning of Period	$(4,010)	$(2,795)
Repurchase of Stock	(563)	(46)

Balance - End of Period	$(4,573)	$(2,841)

Accumulated Other Comprehensive Income:
Balance - Beginning of Period	$(160)	$(156)
Net Change in Unrealized Gain (Loss)	128	46

Balance - End of Period	$(32)	$(110)

Unearned Employee Stock Ownership
Plan Shares:
Balance - Beginning of Period	$(672)	$(761)
Shares Released for Allocation	67	67

Balance - End of Period	$(605)	$(694)

Director & Management Recognition Plans:
Balance - Beginning of Period	$(314)	(376)
Plan Distribution	65	58

Balance - End of Period	$(249)	$(318)

Comprehensive Income:
Net Income	$417	$522

Other Comprehensive Income, Net of Tax:
Unrealizied Gains (Losses) on Securities
Available for Sale	128	46

Total Comprehensive Income	$545	$568

Homestead Bancorp, Inc. and Subsidiary
CONSOLIDATED STATEMENTS OF CASH FLOWS

for the nine months ended September 30, 2001 and 2000

	(UNAUDITED)
	September 30,

	2001	2000

Cash Flows From Operating Activities:
Net Income	$417	$522
Adjustments to Reconcile Net Income
to Net Cash Provided by (Used in) Operating
Activities:
Depreciation	49	36
Provision for (Recovery of)
Loan and Lease Losses	19	15
Net Amortization(Accretion) of Premiums(Discounts) on Securities	--	22
Stock Dividends on Federal Home
Loan Bank Stock	(101)	(176)
Net (Increase) Decrease in Loans
Held for Sale	(448)	(171)
Loss on Disposal of Equipment	11	--
Other	(28)	--
Change in Assets and Liabilities
(Increase) Decrease in Accrued
Interest Receivable	23	(81)
(Increase) Decrease in Other
Assets	(38)	(70)
Increase (Decrease) in Income
Taxes Payable	(31)	70
Increase (Decrease) in Other
Liabilities	(333)	638

Net Cash Provided by (Used in) Operating Activities	(460)	805

Cash Flows From Investing Activities:
Purchases of Property and Equipment	(770)	(306)
Purchases of Real Estate Owned	--	(18)
Maturities of Investment Securities	1,000	900
Purchases of Investment Securities	(702)	(1,179)
Maturities of Mortgage-Backed Securities	4,718	2,830
Purchases of Mortgage-Backed
Securities	(6,008)	(577)
Net (Increase) Decrease in Loans and Leases
Receivable	3,381	(8,582)

Net Cash Provided by (Used in) Investing Activities	1,619	(6,932)
5
	(UNAUDITED)
	September 30,
	2001	2000
Cash Flows From Financing Activities:
Acquisition of Treasury Stock	(563)	(46)
MRP Shares Earned	--	67
Net Increase (Decrease) in Money Market Accounts,
NOW Accounts and Savings Accounts	1,594	(1,239)
Net Increase (Decrease) in Certificates
of Deposit	10,112	4,334
Proceeds from (Repayment of) Federal Home
Loan Bank Advances	(2,876)	4,951
Increase (Decrease) in Advances from
Borrowers for Taxes and Insurance	(2)	13
Dividends Paid on Common Stock	(170)	(203)
Purchase of Federal Home Loan Bank Stock	0	(83)

Net Cash Provided by (Used In)
Financing Activities	8,095	7,794

Net Increase (Decrease) in Cash and
Cash Equivalents	9,254	1,667

Cash and Cash Equivalents -
Beginning of Period	2,033	889

Cash and Cash Equivalents -
End of Period	$11,287	$2,556

Supplemental Disclosures of Cash flow
Information:
Cash Payments for:
Interest Paid to Depositors	$1,742	$1,425

Interest Paid on Borrowings	$2,112	$2,449

Income Taxes	$213	$177

Supplemental Schedules of Noncash
Investing and Financing Activities:
Real Estate Acquired in Settle-
ment of Loans and Leases	$105	$15

Increase (Decrease) in Unrealized Gain (Loss)
on Securities Available for Sale	$193	$59

(Increase) Decrease in Deferred Tax
Effect on Unrealized Gain (Loss) on Securities
Available for Sale	$(65)	$15

Homestead Bancorp, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)
September 30, 2001

Note 1 - Basis of Presentation -

        The accompanying consolidated financial statements for the period ended September 30, 2001 include the accounts of Homestead Bancorp, Inc. (the "Company") and its wholly owned subsidiary, Homestead Bank (the "Bank"). Currently, the business and management of Homestead Bancorp, Inc. is primarily the business and management of the Bank. All significant intercompany transactions and balances have been eliminated in the consolidation.

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

Note 2 - Employee Stock Ownership Plan -

        The Company sponsors a leveraged employee stock ownership plan (ESOP) that covers all employees who have at least six months of service with the Company, and obtained age 20. The ESOP shares initially were pledged as collateral for its debt. The debt is being repaid based on a ten-year amortization and the shares are being released for allocation to active employees annually over the ten-year period. The shares pledged as collateral are deducted from stockholder's equity as unearned ESOP shares in the accompanying balance sheets. ESOP compensation expense was $62,224 for the nine months ended September 30, 2001 based on the annual release of shares.

Note 3 - Dividends and Earnings Per Share -

        The Company declared a quarterly dividend of $.06 for the first, second and third quarters of 2001. Total dividends paid to stockholders in the first nine months of 2001 was $170,000.

        Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding, which is 905,253 for the nine month period ended September 30, 2001. Earnings per common share - assuming dilution, are computed by dividing net income by the weighted average number of shares of common stock outstanding plus the effect of diluted securities, which was 1,038,053 for the nine month period ended September 30, 2001.

Homestead Bancorp, Inc. and Subsidiary
Managements Discussion and Analysis
 of Financial Condition and Results of Operations

September 30, 2001

General

        The following discussion compares the consolidated financial condition of Homestead Bancorp, Inc. (the "Company") and Subsidiary, Homestead Bank (the "Bank") at September 30, 2001 to December 31, 2000 and the results of operations for the three and nine month periods ended September 30, 2001 with the same periods in 2000. Currently, the business and management of Homestead Bancorp, Inc. is primarily the business and management of the Bank. This discussion should be read in conjunction with the interim consolidated financial statements and footnotes included herein.

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

Changes in Financial Condition

        At September 30, 2001, the Company's total assets, deposits and equity amounted to $120 million, $53.2 million, and $12.3 million respectively compared to $111.6 million, $41.5 million, and $12.4 million respectively at December 31, 2000. The increase in total assets of $8.4 million or 7.6% was due primarily to an increase of $9.2 million in interest bearing deposits offset by a decrease in the net loan and lease portfolio of 3.4 million or 4.2%. The increase in interest-bearing deposits was due primarily to an increase in deposits. The decrease in the net loan and lease portfolio was due to loan sales and repayments exceeding loan originations. Investments in Mortgage-Backed securities increased in the first nine months of 2001 by $1.4 million or 7%, due to new purchases of Mortgage-Backed securities exceeding repayments.

        The Company's short term borrowing from the Federal Home Loan Bank decreased during the first nine months of 2001 by $7.3 million or 24.5%. The Bank uses the proceeds from short term borrowing to finance the purchase of mortgage-backed securities and fund long term fixed rate mortgages. The Company's long term borrowing from the Federal Home Loan Bank increased during the first nine months of 2001 by $4.4 million or 16.4%. Homestead uses the proceeds from long term borrowing to fund long term fixed rate mortgages. Deposits with the Bank have increased by $11.7 million or 28.2% in the first nine months of 2001, due primarily to the bank offering some new higher yielding certificate of deposits. Other liabilities decreased in the first nine months of 2001 by $333,000. The equity of the Company decreased $27,000 or .22% in the first nine months of 2001, due primarily to net income of $417,000 offset by the repurchase of the Company's common stock in the stock repurchase plan of $563,000 and dividends paid out of $170,000. At September 30, 2001 the Company had repurchased $4.6 million of it's common stock. This amount appears in the equity section of the Statement of Financial Condition as Treasury Stock.

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

        Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of September 30, 2001, that the Bank meets all capital adequacy requirements to which it is subject.

        As of September 30, 2001, the most recent notification categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier I risk based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

The Bank's actual capital amounts and ratios are also presented in the table.

	Actual		For Capital Adequacy Purposes:		To Be Well Capitalized Under Prompt Corrective Action Provisions:
	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(Dollars in Thousands)
As of September 30, 2001:
Total Capital (to Risk
Weighted Assets)	$ 11,542	19.84%	$ 4,655	> 8.0%	$ 5,819	> 10.0%
Tier I Capital (to Risk
Weighted Assets)	$ 11,217	19.28%	$ 2,327	> 4.0%	$ 3,491	> 6.0%
Tier I Capital (to Average
Assets)	$ 11,217	9.36%	$ 4,794	> 4.0%	$ 5,992	> 5.0%

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

Results of Operations

        Net income for the first nine months of 2001 was $417,000 compared to $522,000 for the same period of 2000. The decrease in net income of $105,000 or 20.1%, was primarily due to an increase in non-interest expense of $308,000 or 19.4%, offset by an increase in net interest income after provision for (recovery of) loan and lease losses of $8,000 or .37%, combined with an increase in non-interest income of $151,000 or 62.6.%. The increase in non-interest income is due to a increase in gain on sale of loans of $66,000 combined with an increase in loan fees and service charges of $62,000. Compensation expense increased by $139,000 or 16.5%, due to the hiring of additional employees for the new branch office and the increase in salaries.
         Net income for the three months ended September 30, 2001 was $107,000 compared to $185,000 for the same period of 2000. The decrease in net income of $78,000 or 42.2%, was primarily due to an increase in non-interest expense of $145,000 or 27.6%, combined with a decrease in net interest income after provision for (recovery of) loan and lease losses of $18,000 or 2.51%, offset by an increase in non-interest income of $41,000 or 44.1%. The increase in non-interest income is due to a increase in loan fees and services of $46,000. Compensation expense increased by $52,000 or 18.0%, due to the hiring of additional employees for the new branch and the increase in salaries.

Net Interest Income

         The primary source of earnings for the Company is net interest income; the difference between income generated from interest-earning assets less interest expense on interest-bearing liabilities. The primary factors that affect interest income are changes in the volume and type of interest-earning assets and interest-bearing liabilities, along with changes in market rates. Net interest income for the first nine months of 2001 was $2.2 million an increase of $12,000 or .56% over the same period of 2000. This increase in net interest income was primarily attributable to a decrease in interest expense of $20,000 or .52% offset by a decrease in interest income of $8,000 or .13%, over the same period of 2000. Factors contributing to the decrease in interest expense was a decrease in advances from Federal Home Loan Bank offset with an increase in interest on deposits.
         Net interest income for the first three months of 2001 was $705,000 a decrease of $19,000 or 2.6% over the same period of 2000. This decrease in net interest income was primarily attributable to a decrease in interest income of $139,000 or 6.6%, offset by a decrease in interest expense of $120,000 or 8.7% over the same period of 2000. Interest rate spread is the yield of interest-earning assets minus the costs of interest-bearing liabilities. The interest rate spread for the nine months ended September 30, 2001 and 2000 was 2.18% and 2.10% respectively.

        The table of Consolidated Average Balance Sheets and Interest Rate Analysis for the nine months ended September 30, 2001 and 2000 on page 12, and the corresponding table of Interest Differentials on page 13, detail the effect the change in average balances and the change in interest yield and interest cost have on net interest income for the respective periods.

Nonperforming Assets

        Nonperforming assets include non-accrual loans and leases and real estate owned. Loans are considered non-accrual when the principal or interest becomes 91 days past due or when there is uncertainty about the repayment of the principal and interest in accordance with the terms of the loans. Non-accrual loans at September 30, 2001 were $199,000 compared to $495,000 at September 30, 2000. The percentage of non-accrual loans and leases to total loans and leases at September 30, 2001 is .25% down from .61% at September 30, 2000.

        Real estate owned is properties held for sale acquired through foreclosure or negotiated settlements of debt. At September 30, 2001 the Bank had real estate owned of $105,000 compared to $0 at September 30, 2000. Nonperforming assets at September 30, 2001 were .25% of total assets compared to .44% at September 30, 2000.

Current Events

        In the second quarter of 2001, Homestead Bank opened a branch office located in Walker, La. Walker is a residential community located about 20 miles east of Baton Rouge, La.

Homestead Bancorp, Inc. and Subsidiary
CONSOLIDATED AVERAGE BALANCE SHEETS AND INTEREST RATE ANALYSIS
for the nine months ended September 30, 2001 and 2000

	nine months Ended			nine months Ended
	September 30, 2001			September 30, 2000

	AVERAGE		YIELD/	AVERAGE		YIELD/
	BALANCE	INTEREST	RATE	BALANCE	INTEREST	RATE

	(In Thousands)	(In Thousands)		(In Thousands)	(In Thousands)

Interest - Earning Assets:

Loans and Leases Receivable	$79,458	4,698	7.88%	$76,643	4,507	7.84%
Mortgage - Backed Securities	19,302	916	6.33%	22,753	1,119	6.56%
Investment Securities	5,504	209	5.06%	5,273	299	7.56%
Other Interest - Earning Assets	6,612	197	3.97%	2,446	103	5.61%

Total Interest - Earning Assets	$110,877	6,020	7.24%	$107,115	6,028	7.51%

Noninterest - Earning Assets	3,705			2,359

Total Assets	$114,582			$109,474

Interest - Bearing Liabilities:

Deposits	$46,447	1,742	5.00%	$40,484	1,425	4.69%
Federal Home Loan Bank Advances	55,154	2,112	5.10%	54,898	2,449	5.95%

Total Interest-bearing Liabilities	$101,601	3,854	5.06%	$95,382	3,874	5.41%

Noninterest - Bearing Liabilities	759			777

Total Liabilities	$102,360			$96,159

Stockholders' Equity	$12,222			$13,315

Total Liabilities and Stockholders' Equity	$114,582			$109,474

Net Interest Income; Interest Rate Spread		$2,166	2.18%		$2,154	2.10%

Net Interest Margin as a % of Total Earning Assets			2.60%			2.68%

Homestead Bancorp, Inc. and Subsidiary
INTEREST DIFFERENTIALS

for the nine months ended September 30, 2001 and 2000

	September 30, 2001 VS September 30, 2000

	CHANGE DUE TO		TOTAL
	VOLUME	RATE	CHANGE

	(In Thousands)
Interest - Earning Assets:

Loans and Lease Receivable	$168	$23	$191
Mortgage-Backed Securities	(165)	(38)	(203)
Investment Securities	12	(102)	(90)
Other Interest-Earning assets	131	(37)	94

Total Interest Income	$146	$(154)	$(8)

Interest - Bearing Liabilities:

Deposits	$219	$98	$317
Federal Home Loan Bank Advances	11	(348)	(337)

Total Interest Expense	$230	$(250)	$(20)

Increase (Decrease) in Interest Differential	$(84)	$96	$12

Homestead Bancorp, Inc. and Subsidiary
FORM 10-QSB

nine months Ended September 30, 2001

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

                       a.)Exhibits:
                                 No exhibits were filed on Form 8-K by the Registrant
                                during the quarter ended September 30, 2001.
                       b.)Reports:
                                No reports on Form 8-K were filed by the Registrant
during the quarter ended September 30, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Homestead Bancorp, Inc

Date:	November 13, 2001	BY	/s/Lawrence C. Caldwell, Jr.

Lawrence C. Caldwell, Jr.
President and Chief Executive Officer

Date:	November 13, 2001	BY	/s/Kelly Morse

Kelly Morse
Comptroller