Form 10KSB40
period 2001-12-31
HOMESTEAD BANCORP INC
filed 2002-04-01
CIK 1059078

OFFICE OF THRIFT SUPERVISION
Washington, D.C. 20552

FORM 10‑KSB

  ☒                                   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                                                                                   EXCHANGE ACT OF 1934

EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

OR

  *                              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
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

Registrant's telephone number, including area code: (985) 386‑3379

Securities registered pursuant to Section 12(b) of the Act:
Not Applicable

Securities registered pursuant to Section 12(g) of the Act

Common Stock (par value $.01 per share)
Title of Class

Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   X   No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  Yes         No

Revenues for the year ended December 31, 2001:  $8.0 million.

As of March 22, 2002, the aggregate value of the 790,814 shares of Common Stock of the Registrant issued and outstanding on such date, which excludes shares held by all directors and officers of the Registrant as a group, was approximately $7,908,140.  This figure is based on the last known sales price of $10.00 per share.

Number of shares of Common Stock outstanding as of March 22, 2002.

 DOCUMENTS INCORPORATED BY REFERENCE

        List hereunder the following document incorporated by reference and the Part of the Form 10-KSB  into which the document is incorporated.

(1) Portions of the Annual Report to Stockholders for the year ended December 31, 2001 are incorporated into Part I, Item 1; Part II, Items 5 through 8; and Part III, Item 13 of this Form 10-KSB.

(2) Portions of the definitive proxy statement for the 2002 Annual Meeting of Stockholders are incorporated into Part III, Items 9 through 13 of this Form 10-KSB.

PART I

Item 1.  Description of Business.

General

On February 5, 1998, Ponchatoula Homestead Savings, F.A. (the Association) incorporated Homestead Bancorp, Inc. (the "Company") to facilitate the conversion of Homestead Mutual Holding Company (the "MHC") from mutual to stock form (the Conversion).  In connection with the Conversion, the Company offered its common stock to the depositors and borrowers of the Bank as of specified dates, to an employee stock ownership plan and to members of the general public.  Upon consummation of the Conversion on July 17, 1998, the MHC merged into the Association, the Association then merged with an interim subsidiary of the Company (with the Bank as the surviving entity).   All of the Association's outstanding common stock (other than shares held by the MHC, which were canceled) was exchanged for common stock of the Company, and the Company became the holding company for the Bank and issued shares of common stock to the general public.  In July of 1999, the subsidiary changed its name from Ponchatoula Homestead Savings, F.A. to Homestead Bank (the Bank).

The Company filed  a Form  SB- 2 with  the Securities  and  Exchange Commission ("SEC") on April 2, 1998,  which as amended was declared effective by the SEC on May 14, 1998.  The Association filed a Form AC with the Office of Thrift Supervision ("OTS") on April 2, 1998.  The Form AC and related offering and proxy materials, as amended, were conditionally approved by the OTS letter dated May 14, 1998.  The Company also filed an Application H(e)1-S with the OTS on April 17, 1998, which was conditionally approved by the OTS letter dated May 26, 1998.  The members of the MHC and the stockholders of the Association approved the Plan at special meetings held on July 1, 1998, and the subscription and community offerings closed on June 23, 1998.

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

The Company is a federally chartered savings Bank, which conducts business through three full-service offices located in Ponchatoula, Amite, and Walker, Louisiana.  At December 31, 2001, the Company had $121.5 million of total assets, $109.3 million of total liabilities, including $56.6 million of deposits, and $12.3 million of stockholders' equity, including $5.0 million of retained earnings.

The Company is primarily engaged in attracting deposits from the general public through its offices and using such funds to originate loans secured by single‑family residences located primarily in Tangipahoa, Livingston and St. Helena Parishes, Louisiana and to purchase mortgage‑backed securities.  The Company's single‑family residential loans amounted to $62.0 million or 78.9% of the Company's total loan and lease portfolio (including loans held for sale) and 51.0% of total assets at December 31, 2001; mortgage‑backed securities amounted to $32.0 million or 26.3% of total assets at December 31, 2001.  To a much lesser extent, the Company originates construction loans secured by single‑family residential real estate, which amounted to $6.4 million or 8.1% of the total loan and lease portfolio (including loans held for sale) at December 31, 2001, as well as consumer loans, which amounted to $10.1 million or 12.8% of the total loan and lease portfolio (including loans held for sale) at such date.  The Company also originates commercial real estate loans and land loans to a limited extent and invests in interest‑bearing deposits in other financial institutions and U.S. Government and federal agency obligations.

The Company's leases are bond for deed contracts in which it retains title to the property until all payments are made on the contract, at which time it transfers the title to the lessee.  Total leases amounted to $134,000 at December 31, 2001.

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

Lending Activities

General.  At December 31, 2001, the Company's net loans and leases receivable (including loans classified as held for sale) totaled $75.8 million, which represented 62.4% of the Company's $121.5  million of total assets at that date.  The principal lending activity of the Company is the origination of single-family residential loans, consumer loans and, to a lesser extent, construction loans.  At December 31, 2001, $62.0 million or 78.9% of the Company's total loans and leases (including loans held for sale) consisted of single‑family residential loans.  Consumer loans totaled $10.1 million at such date, representing 12.8% of the total loan and lease portfolio.  Commercial real estate loans and unimproved land loans aggregated $38,000 at December 31, 2001.

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

A federal savings institution generally may not make loans to one borrower and related entities in an amount which exceeds 15% of its unimpaired capital and surplus, although loans in an amount equal to an additional 10% of unimpaired capital and surplus may be made to a borrower if the loans are fully secured by readily marketable securities.  At December 31, 2001, the Company's limit on loans-to-one borrower was $1.8 million and its five largest loans or groups of loans-to-one borrower, including related entities, aggregated $448,000, $431,000, $409,000, $399,000 and $373,000.  All of the Company's five largest loans or groups of loans were performing in accordance with their terms at December 31, 2001.

Loan and Lease Portfolio Composition.  The following information called for by Item 1 is included in the 2001 Annual Report in the section titled "Notes to the Consolidated Financial Statements," Note 3 - Loans and Leases Receivable, and is incorporated herein by reference.

            An Analysis of Loans and Leases Receivable at December 31, 2001 and 2000.

Contractual Terms to Final Maturities.  The following information called for by Item 1 is included in the 2001 Annual Report in the section titled "Management's Discussion and Analysis of Financial Condition and Results of Operations," Interest Rate Sensitivity Table, and is incorporated herein by reference.

            Maturities  and Sensitivities  of Loans  and Leases  to Changes  in  Interest Rates at December 31, 2001.

The following table sets forth the dollar amount of all loans and leases, before net items, due after one year from December 31, 2001, which have fixed interest rates or which have floating or adjustable interest rates.

	Fixed Rates	Floating or Adjustable Rates	Total

	(In Thousands)
Single-family residential Loans	$ 53,558	$ 545	$ 54,103
Single-family residential Leases	53	-	53
Consumer loans	9,132	-	9,132
Lines of credit	-	3,961	3,961

Total	$ 62,743	$ 4,506	$ 67,249

Scheduled contractual maturities of loans do not reflect the actual expected term of the Company's loan and lease portfolio.  The average life of loans and leases is substantially less than their average contractual terms because of prepayments and due‑on‑sale clauses, which give the Company the right to declare a conventional loan immediately due and payable in the event, among other things, that the borrower sells the real property subject to the mortgage and the loan is not repaid.  The average life of mortgage loans tends to increase when current mortgage loan rates are higher than rates on existing mortgage loans and, conversely, decrease when rates on existing mortgage loans are lower than current mortgage loan rates (due to refinancing of adjustable‑rate and fixed‑rate loans at lower rates).  Under the latter circumstance, the weighted average yield on loans decreases as higher yielding loans are repaid or refinanced at lower rates.

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

Historically, prior to 1990, the Company had originated substantially all of the loans in its portfolio and held them until maturity.  However, beginning in October 1990, the Company began selling all of its newly‑originated fixed‑rate residential mortgage loans in the secondary market in order to manage its interest rate risk.  The residential loans were generally made on terms, conditions and documentation which permit the sale to the Federal Home Loan Mortgage Corporation ("FHLMC"), the Federal National Mortgage Bank ("FNMA"), the Government National Mortgage Bank ("GNMA") and other institutional investors in the secondary market.  Loans originated with the intention of being sold are accounted for as "loans held for sale" and are carried on the statement of financial condition at the lower of cost or estimated market value in the aggregate.  The total amount of loans sold totaled $12.5 million, $1.8 million, and $1.6 million in 2001, 2000 and 1999, respectively. At December 31, 2001, the amount of loans held for sale was $806,000.

The Company has entered into agreements with outside third parties to sell loans that it originates on a servicing released basis.  The origination of the loans are not approved by the Company until it has obtained a written commitment from a third party to purchase the loan when it is originated. The Company may be required to repurchase a loan if it becomes 60 days or more delinquent within four to six months following the date of sale, as specified in the agreement, or if any representations and warranties regarding the loans are not accurate.  The total amount of loans sold with recourse to the Company pursuant to these agreements totaled $3.7 million for 2001.  As of December 31, 2001 the Company has not been required to repurchase any of the loans sold with recourse, and as a result no allowance for losses has been established with respect to these loans.  During 2001, the Company entered into an agreement with a third party whereby eligible loans were pre-approved by and sold to the third party.  The total loans sold, without recourse, to the third party but which are serviced by the Company were $8.8 million at December 31, 2001.

Historically, the Company has not purchased loans or participation interests in loans (excluding mortgage‑backed securities) and does not currently intend to become an active purchaser of loans in the foreseeable future.

Single‑Family Residential Real Estate Loans.  Historically, the Company has concentrated its lending activities on the origination of loans secured primarily by first mortgage liens on existing single-family residences.  At December 31, 2001, $62.0 million or 78.9% of the Company's total loan and lease portfolio consisted of such loans (including loans held for sale).  These single-family residential loans included $367,000 of second mortgages at December 31, 2001, representing 0.5% of the total loan and lease portfolio at such date.

The Company originates long-term, fixed-rate single‑family residential loans in order to provide a full range of products to its customers, but generally only under terms, conditions and documentation which permit the sale thereof in the secondary market.  From 1982 to 1994, all of the newly‑originated, fixed‑rate single‑family residential loans were classified as held for sale.  The amount of such originations totaled $4.4 million, $2.0 million, and $1.7 million in 2001, 2000 and 1999 respectively, and the amount of such loans sold totaled $3.7 million, $1.8 million, and $1.6 million in 2001, 2000 and 1999, respectively.  At December 31, 2001, approximately $53.6 million or  92.3% of the permanent single-family residential loans in the Bank's loan portfolio (including loans held for sale) consisted of loans which provide for fixed rates of interest.  Although these loans provide for repayments of principal over a fixed period of up to 30 years, it is the Company's experience that such loans remain outstanding for a substantially shorter period of time.

In 1995, the Company began offering 15‑year fixed‑rate residential mortgage loans for retention in its portfolio.  These fixed‑rate loans retained in the portfolio have a loan‑to‑value ("LTV") ratio of 80% or below.  Commencing February 1998, the Company amended its policy to provide for the retention of 30‑year, fixed‑rate residential mortgage loans, with such loans to be funded with long‑term FHLB advances.

From 1982 to 1994, the Company emphasized for its portfolio single-family residential mortgage loans which provide for periodic adjustments to the interest rate.  The loans emphasized by the Company during this period had 15- to 30-year terms and an interest rate which adjusts every year in accordance with a designated index (currently the weekly average yield on U.S. Treasury securities adjusted to a constant comparable maturity of one year, as made available by the Federal Reserve Board).  The Company generally does not offer discounted interest rates on its ARMs.  There is a cap on the amount of any increase or decrease in the interest rate per year and various caps, depending on when the loan was originated, on the amount which the interest rate can increase or decrease over the life of the loan.  The Company's adjustable-rate loans currently being originated are not assumable and do not contain prepayment penalties.  The Company has not engaged in the practice of using a cap on the payments that could allow the loan balance to increase rather than decrease, resulting in negative amortization, although it has on a limited basis extended the maturity of the loan.  Approximately $3.7 million or 5.9% of the permanent single-family residential loans in the Company's loan and lease portfolio at December 31, 2001 (including loans held for sale) had adjustable interest rates.

The demand for adjustable-rate loans in the Company's primary market area has been a function of several factors, including the level of interest rates, the expectations of changes in the level of interest rates and the difference between the interest rates and loan fees offered for fixed-rate loans and adjustable-rate loans.  The relative amount of fixed-rate and adjustable-rate residential loans that can be originated at any time is largely determined by the demand for each in a competitive environment. Due to the generally lower rates of interest prevailing in recent periods, the Company's originations of adjustable-rate, single‑family residential loans decreased as consumer preference for fixed-rate loans increased.

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

Construction Loans.  The Company makes construction loans to individuals for the construction of their residences, provided that the borrower has also been approved for permanent financing in accordance with the Company's underwriting policies for single-family residential loans.  The funds are disbursed as various phases of the construction are completed, subject to written approval of on-site inspections by building inspectors.  Upon completion of the construction, the loan is transferred to permanent financing status.  At December 31, 2001, construction loans amounted to $6.4 million or 8.1% of the Company's total loan and lease portfolio (including loans held for sale).

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

Consumer Loans.  Subject to restrictions contained in applicable federal laws and regulations, the Company is authorized to make loans for a wide variety of personal or consumer purposes.  At December 31, 2001, $10.1 million or 12.8% of the Company's total loan and lease portfolio (including loans held for sale) consisted of consumer loans.

The Company originates consumer loans in order to provide a full range of financial services to its customers and because such loans generally have shorter terms and higher interest rates than residential mortgage loans.  The consumer loans offered by the Company include home equity and improvement loans, loans secured by deposit accounts in the Company, automobile loans, mobile home loans and other miscellaneous loans.  In addition, the Company offers home equity lines of credit.

Home equity and improvement loans are originated by the Company for up to 80% of the appraised value, less the amount of any existing prior liens on the property.  The Company secures the loan with a mortgage on the property (generally a second mortgage) and will originate the loan even if another institution holds the first mortgage.  Second mortgages originated through the consumer loan department generally have fixed interest rates and shorter terms than the second mortgages originated through the mortgage loan department, which are included in single-family residential loans.  The loans have a maximum term of 12 years.  The Company has increased its emphasis on these loans in recent years.  The home equity lines of credit have a 10‑year term and an interest rate equal to the prime rate published in the Wall Street Journal plus 1%, adjustable monthly.  At December 31, 2001, home equity and improvement loans totaled $2.1 million or 2.7% of the Company's total loan and lease portfolio (including loans held for sale).

The Company offers loans secured by deposit accounts in the Company, which amounted to $448,000 or 0.6% of the Company's total loan and lease portfolio (including loans held for sale) at December 31, 2001.  Such loans are originated for up to 100% of the account balance, with a hold placed on the account restricting the withdrawal of the account balance.  The interest rate on the loan is equal to the interest rate paid on the account plus 3.0%.

The Company offers automobile loans on both new and used vehicles, with most of the loans secured by used vehicles.  The automobile loans have terms of up to five years and have fixed interest rates. Automobile loans amounted to $741,000 or 0.9% of the total loan and lease portfolio (including loans held for sale) at December 31, 2001.

The Company originates mobile home loans, which amounted to $268,000 or 0.3% of the total loan and lease portfolio (including loans classified as held for sale) at December 31, 2001.

Other consumer loans primarily consist of unsecured loans and loans secured by personal property. These loans amounted to $6.5 million or 8.3% of the total loan and lease portfolio (including loans held for sale) at December 31, 2001.

Consumer loans generally have shorter terms and higher interest rates than mortgage loans but generally involve more credit risk than mortgage loans because of the type and nature of the collateral and, in certain cases, the absence of collateral.  In addition, consumer-lending collections are dependent on the borrower's continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness and personal bankruptcy.  In most cases, any repossessed collateral for a defaulted consumer loan will not provide an adequate source of repayment of the outstanding loan balance because of improper repair and maintenance of the underlying security.  The remaining deficiency often does not warrant further substantial collection efforts against the borrower.  The Company believes that the generally higher yields earned on consumer loans compensate for the increased credit risk associated with such loans and that consumer loans are important to its efforts to increase rate sensitivity, shorten the average maturity of its loan portfolio and provide a full range of services to its customers.

Commercial Real Estate and Land Loans.  At December 31, 2001, $38,000 or 0.1% of the Company's total loan and lease portfolio (including loans held for sale) consisted of six land loans, secured by unimproved property located within the Company's market area.  At December 31, 2001, the Company had no commercial real estate loans.

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

Leases Receivable.  At December 31, 2001, the Company had leases totaling $134,000 or 0.2% of the total loan and lease portfolio (including loans held for sale).  The leases receivable are bond for deed contracts in which the Company retains title to the property until all payments are made on the contract, at which time the Company transfers the title to the lessee.  The lease terms range from 15 to 30 years, and the leases are classified as sales-type leases.  During 1996, with respect to bond for deed contracts which met the Company's lending requirements, the Company offered the lessees the option of converting their leases to contract deed loans at which time title passed to the mortgagee.  The Company originated no leases in 2001.

All of the Company's leases receivable were originated in connection with the sale of real estate owned by the Company.  Of the $134,000 of leases at December 31, 2001, $67,000 or 50% of the total leases were for single-family residences.  The remaining amount consisted of one commercial real estate lease totaling $67,000 at December 31, 2001, which was originated more than 10 years ago.  In order to facilitate the sale of the real estate owned, the Company offers up to 100% financing on the leases to qualified borrowers.  At December 31, 2001, no leases were delinquent 90 days or more.

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

Asset Quality

General.  When a borrower fails to make a required payment on a loan, the Company attempts to cure the deficiency by contacting the borrower and seeking payment.  Late charges are generally imposed following the tenth day after a payment is due.  In most cases, deficiencies are cured promptly.  If a delinquency extends beyond 30 days, the loan and payment history are reviewed and efforts are made to collect the loan.  While the Company generally prefers to work with borrowers to resolve such problems, when the account becomes 90 days delinquent, the Company institutes foreclosure or other proceedings, as necessary, to minimize any potential loss.

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

Delinquent Loans and Leases.  The following table sets forth information concerning delinquent loans and leases at December 31, 2001, in dollar amount and as a percentage of the Company's total loan and lease portfolio.  The amounts presented represent the total outstanding principal balances of the related loans and leases, rather than the actual payment amounts which are past due.  At December 31, 2001, the Company had no commercial real estate loans, construction loans or land loans which were delinquent 30 or more days.

	Single-Family Residential		Consumer		Total
	Amount	%	Amount	%	Amount	%
	(Dollars in Thousands)
Loans and leases
delinquent for:
30 - 59 days	$ 1,614	75%	$ 280	94%	$ 1,894	78%
60 - 90 days	231	11	17	6	248	10
90 days and over	295	14	-	-	295	12
Total delinquent loans
and leases	$ 2,140	100%	$ 297	100%	$ 2,437	100%

Non‑Performing Assets.  The following table sets forth the amounts and categories of the Company's non-performing assets at the dates indicated.  The Company did not have any accruing loans 90 days or more delinquent or troubled debt restructurings at any of the dates presented.

	December 31,
	2001	2000
	(Dollars in Thousands)
Non-accruing loans and leases:
Single-family residential	$ 295	$ 67
Consumer	-	-

Total non-accruing loans and leases	295	67
Real estate owned	104	-

Total non-performing assets	$ 399	$ 67

Total non-performing loans and
leases as a percentage of total
loans and leases	0.38%	0.08%

Total non-performing assets as a
percentage of total assets	0.33%	0.06%

Classified Assets.  Federal regulations require that each insured savings institution classify its assets on a regular basis.  In addition, in connection with examinations of insured institutions, federal examiners have authority to identify problem assets and, if appropriate, classify them.  There are three classifications for problem assets: "substandard," "doubtful" and "loss."  Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected.  Doubtful assets have the weaknesses  of  substandard  assets with  the additional  characteristic  that the  weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss.  An asset-classified loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. Another category designated "special mention" also must be established and maintained for assets which do not currently expose an insured institution to a sufficient degree of risk to warrant classification as substandard, doubtful or loss.  Assets classified as substandard or doubtful require the institution to establish general allowances for loan and lease losses.  If an asset or portion thereof is classified loss, the insured institution must either establish specific allowances for loan losses in the amount of 100% of the portion of the asset classified loss, or charge-off such amount.  General loss allowances established to cover possible losses related to assets classified substandard or doubtful may be included in determining an institution's regulatory capital, while specific valuation allowances for loan and lease losses do not qualify as regulatory capital.  Federal examiners may disagree with an insured institution's classifications and amounts reserved.

Exclusive of assets classified as loss which have been fully reserved or charged-off, the Company's classified assets at December 31, 2001 consisted of $295,000 of assets classified as substandard, which represented 0.2% of total assets.

Allowance for Loan and Lease Losses.  The Company's loan and lease portfolio consists primarily of one‑to‑four family residential loans and, to a lesser extent, consumer loans, construction loans, and commercial real estate loans.  The Company believes that there are no material elements of risk in its loan portfolio, and total nonperforming assets are closely monitored.  The classification of assets policy is reviewed periodically by the Board of Directors.  The loan loss allowance is maintained by management at a level considered adequate to cover possible losses that are currently anticipated based on the past three‑year loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, general economic conditions, and other factors and estimates which are subject to change over time.  Although management believes that it uses the best information available to make such determinations, future adjustments to allowances may be necessary, and net income could be significantly affected, if circumstances differ substantially from the assumptions used in making the initial determinations.

The following table sets forth an analysis of the Company's allowance for loan and lease losses during the periods indicated.

	Year Ended December 31,
	2001	2000
	(Dollars in Thousands)
Total loans and leases outstanding at end of period (1)	$ 78,623	$ 83,842

Average loans and leases outstanding (1)	$ 79,393	$ 77,743

(CONTINUED)

	Year Ended December 31,
	2001	2000
	(Dollars in Thousands)
Balance at beginning of year	$ 328	$ 295
Charge-offs	(7)	(2)
Recoveries	-	-

Net charge-offs	(7)	(2)
Provision for allowance for losses	17	35

Balance at end of year	$ 338	$ 328

Allowance for loan and lease losses as a percent of total loans and leases outstanding	0.43%	0.39%

Ratio of net charge-offs to average loans and leases outstanding	0.01%	- %

 (1)  Total and average loans outstanding include loans classified as held for sale at or during the respective dates or periods.

The following table presents the allocation of the Company's allowance for loan losses by type of loan at each of the dates indicated.

	December 31,

	2001		2000

	Amount of Allowance	Loan Category as a %of Total Loans	Amount of Allowance	Loan Category as a % of Total Loans
One to four family residential	$ 338	100.00%	$ 328	100.00%
Construction	-	-	-	-
Consumer	-	-	-	-
Lease	-	-	-	-

Total	$ 338	100.00%	$ 328	100.00%

Mortgage-Backed Securities

Mortgage-backed securities represent a participation interest in a pool of single-family or multi-family mortgages, the principal and interest payments on which are passed from the mortgage originators, through intermediaries (generally U.S. Government agencies and government‑sponsored enterprises) that pool and repackage the participation interests in the form of securities, to investors such as the Company.  Such U.S. Government agencies and government‑sponsored enterprises, which guarantee the payment of principal and interest to investors, primarily include the FHLMC, the FNMA and the GNMA.

The FHLMC, which is a corporation chartered by the U.S. Government, issues participation certificates backed principally by conventional mortgage loans.  The FHLMC guarantees the timely payment of interest and the ultimate return of principal on participation certificates.  The FNMA is a private corporation chartered by the U.S. Congress with a mandate to establish a secondary market for mortgage loans.  The FNMA guarantees the timely payment of principal and interest on FNMA securities.  The GNMA is a government agency within the Department of Housing and Urban Development which is intended to help finance government‑assisted housing programs.  GNMA securities are backed by FHA‑insured and VA‑guaranteed loans, and the timely payment of principal and interest on GNMA securities are guaranteed by the GNMA and backed by the full faith and credit of the U.S. Government.  Because the FHLMC, the FNMA and the GNMA were established to provide support for low- and middle-income housing, there are limits to the maximum size of loans that qualify for these programs.  For example, the FNMA and the FHLMC currently limit their loans secured by a single-family, owner-occupied residence to $227,000.  To accommodate larger-sized loans, and loans that, for other reasons, do not conform to the agency programs, a number of private institutions have established their own home-loan origination and securitization programs.

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

At December 31, 2001, the carrying value of the Company's mortgage-backed securities amounted to $32.0 million, which represented 26.3% of the Company's $121.5 million of total assets at that date. All of the Company's $32.0 million of mortgage-backed securities at December 31, 2001 were insured or guaranteed by the GNMA, the FHLMC, FNMA, or SBA and all of the mortgage-backed securities had adjustable rates of interest at December 31, 2001. The amortized cost of mortgage‑backed securities available for sale at December 31, 2001 was $32.4 million with a fair value of $32.0 million.

Mortgage‑backed securities generally yield less than the loans which underlie such securities because of their payment guarantees or credit enhancements which offer nominal credit risk.  In addition, mortgage-backed securities are more liquid than individual mortgage loans and may be used to collateralize borrowings or other obligations of the Company.

The following table sets forth the composition of the Company's mortgage‑backed securities portfolio at each of the dates indicated.

	December 31,
	2001	2000
	(In Thousands)
Mortgage-backed securities available for sale:
FNMA	$ 21,569	$ 10,864
FHLMC	6,344	5,124
GNMA	2,924	2,952
SBA	1,165	1,612

Total	$ 32,002	$ 20,552

Investment Securities

The Company has authority to invest in various types of liquid assets, including United States Treasury obligations, securities of various federal agencies and of state and municipal governments, certificates of deposit at federally-insured banks and savings institutions, certain bankers' acceptances and federal funds.  Each purchase of an investment security is approved by the Board of Directors.  The Company's  investment securities are carried in accordance with generally accepted accounting principles.  All of the Company's investment securities were available for sale at December 31, 2001.

The following table sets forth certain information relating to the Company's investment securities portfolio at the dates indicated.

	December 31,

	2001		2000

	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In Thousands)
U.S. Agency Securities	$ 1,902	$ 1,960	$ 2,490	$ 2,512

The following table sets forth the amount of the Company's investment securities which mature during each of the periods indicated and the weighted average yields for each range of maturities at December 31, 2001.  None of the investments mature after five years.

	at December 31, 2001

	One Year or Less	Weighted Average Yield	Over One Year Through Five Years	Weighted Average Yield
	(Dollars in Thousands)
U.S. Agency Securities	$ 1,200	6.48%	$ 702	4.63%

Sources of Funds

General.  Deposits are the primary source of the Company's funds for lending and other investment purposes.  In addition to deposits, the Company derives funds from principal and interest payments on loans and mortgage‑backed securities.  Loan repayments are a relatively stable source of funds, while deposit inflows and outflows are significantly influenced by general interest rates and money market conditions.  Borrowings may be used on a short-term basis to compensate for reductions in the availability of funds from other sources.  They may also be used on a longer-term basis for general business purposes.

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

The following information called for by Item 1 is included in the 2001 Annual Report in the section titled "Notes to the Consolidated Financial Statements," Note 8 - Deposits, and is incorporated herein by reference.

                        An analysis of Deposits at December 31, 2001 and 2000.

The following table presents the average balance of each type of deposit and the average rate paid on each type of deposit for the periods indicated.

	For the Year Ended December 31,

	2001		2000

	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
Passbook savings accounts	$ 4,364	2.22%	$ 6,000	2.25%
Demand and NOW accounts	2,439	1.33	1,963	2.00
MMDAs	421	1.33	523	2.00
Certificates of deposit	39,245	5.49	29,695	5.57
Brokered Deposits	2,500	6.06	2,500	6.40

Total interest-bearing Deposits	$ 48,969	4.79%	$ 40,681	4.82%

The following table shows the interest rate and maturity information for the Company's certificates of deposit at December 31, 2001.

	One Year	Over 1	Over 2	Over	Over
	or Less	to 2 Years	to 3 Years	3 Years	4 Years	Total

2.00%-3.99%	$ 8,091	$ 1,477	$ -	$ -	$ -	$ 9,568
4.00%-5.99%	27,012	5,885	550	143	376	33,966
6.00%-7.99%	205	570	-	154	-	929
Total	$ 35,308	$ 7,932	$ 550	$ 297	$ 376	$ 44,463

The following table sets forth the maturities of the Company's certificates of deposit having principal amounts of $100,000 or more at December 31, 2001.

Certificates of Deposit Maturing in Quarter Ending:	Amount
(In Thousands)

March 31, 2002	$ 4,003
June 30, 2002	1,256
September 30, 2002	1,582
December 31, 2002	2,326
After December 31, 2002	1,946

Total certificates of deposit with balances of $100,000 or more	$ 11,113

 Borrowings.  The Company may obtain advances from the FHLB of Dallas upon the security of the common stock it owns in that bank, certain of its residential mortgage loans and mortgage‑backed securities, provided certain standards related to creditworthiness have been met.  Such advances are made pursuant to several credit programs, each of which has its own interest rate and range of maturities.  Such advances are generally available to meet seasonal and other withdrawals of deposit accounts and to permit increased lending.  See "Regulation ‑ The Bank - Federal Home Loan Bank System."

The Company had $52.3 million of FHLB advances outstanding at December 31, 2001, compared to $56.8 million at December 31, 2000.  Specific mortgage‑backed securities, with a carrying value of approximately $10.6 million at December 31, 2001, were pledged to the FHLB as collateral for the advances. In addition, the performing single family loans are pledged under a blanket lien as collateral securing these advances.

The following table sets forth certain information regarding borrowings at or for the dates indicated:

	At or for the Year Ended December 31,
	2001	2000
FHLB advances:	(Dollars in Thousands)
Average balance outstanding	$ 54,512	$ 55,372
Maximum amount outstanding
at any month-end during the year	$ 56,431	$ 57,141
Balance outstanding at end of year	$ 52,307	$ 56,786
Average interest rate during the year	5.30%	5.90%
Weighted average interest rate
at end of year	5.03%	6.01%

Employees

The Company had 27 full-time employees and one part-time employee at December 31, 2001.  None of these employees is represented by a collective bargaining agent, and the Company believes that it enjoys good relations with its personnel.

 Competition

The Company faces strong competition both in attracting deposits and in making real estate loans. Its most direct competition for deposits has historically come from other savings institutions, credit unions and commercial banks located in Tangipahoa and Livingston Parishes, Louisiana, including many large financial institutions which have greater financial and marketing resources available to them.  In addition, the Company has faced additional significant competition for investors' funds from short-term money market securities, mutual funds and other corporate and government securities.  The ability of the Company to attract and retain savings deposits depends on its ability to generally provide a rate of return, liquidity and risk comparable to that offered by competing investment opportunities.

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

Holding Company Activities.  The Company operates as a unitary savings and loan holding company. Generally, there are limited restrictions on the activities of a unitary savings and loan holding company and its non-savings institution subsidiaries.  However, if the Director of the OTS determines that there is reasonable cause to believe that the continuation by a savings and loan holding company of an activity constitutes a serious risk to the financial safety, soundness or stability of its subsidiary savings institution, the Director may impose such restrictions as deemed necessary to address such risk, including limiting (i) payment of dividends by the savings institution; (ii) transactions between the savings institution and its affiliates; and (iii) any activities of the savings institution that might create a serious risk that the liabilities of the holding company and its affiliates may be imposed on the savings institution.  Notwithstanding the above rules as to permissible business activities of unitary savings and loan holding companies, if the savings institution subsidiary of such a holding company fails to meet the QTL test, as discussed under "‑The Bank ‑ Qualified Thrift Lender Test," then such unitary holding company also shall become subject to the activities restrictions applicable to multiple savings and loan holding companies and, unless the savings institution requalifies as a QTL within one year thereafter, shall register as, and become subject to the restrictions applicable to, a bank holding company.  See "- The Bank - Qualified Thrift Lender Test."

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

Repurchase of Stock.  On July 12, 2000, the Office of Thrift Supervision (OTS) amended its regulations on stock repurchases. Under the old regulations, a company could not repurchase any of its common stock, for the first year after the public offer, and in years two and three only up to 25% of  the total  outstanding, with OTS approval.  Under the new regulations adopted by the OTS on July 12, 2000, a company cannot repurchase any common stock in the first year after the public offering, but after the first year a company can repurchase any amount of its common stock without OTS approval.  As a result of the new regulations the Board of Directors of Homestead Bancorp, Inc. on July 12, 2000, approved a new stock repurchase program.  Under the new program the Company can purchase up to 250,000 shares of its common stock.  During 2001, 64,276 shares were purchased.

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

At December 31, 2001, the Bank exceeded all of its regulatory capital requirements.  The following table sets forth the Bank's compliance with each of the capital requirements as of December 31, 2001.

	Actual		For Capital Adequacy Purposes:		To Be Well Capitalized Under Prompt Corrective Action Provisions:
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Total Capital (to Risk
Weighted Assets)	$ 11,712	21.16%	$ 4,428	8.00%	$ 5,535	10.00%
Tier I Capital (to Risk
Weighted Assets)	$ 11,387	20.57%	$ 2,214	4.00%	$ 3,321	6.00%
Tier I Leveraged Capital
(to Average Assets)	$ 11,387	9.37%	$ 4,864	4.00%	$ 6,080	5.00%

Any savings institution that fails any of the capital requirements is subject to possible enforcement actions by the OTS or the FDIC.  Such actions could include a capital directive, a cease and desist order, civil money penalties, and the establishment of restrictions on the institution's operations, termination of federal deposit insurance and the appointment of a conservator or receiver.  The OTS' capital regulation provides that such actions, through enforcement proceedings or otherwise, could require one or more of a variety of corrective actions.

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

At December 31, 2001, the Bank was deemed a well-capitalized institution for purposes of the above regulations and as such is not subject to the above-mentioned restrictions.

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

Capital Distributions.  OTS regulations govern capital distributions by savings institutions, which include cash dividends, stock redemptions or repurchases, and other transactions charged to the capital account of a savings institution to make capital distributions. Generally, a savings institution that meets or exceeds its fully phased-in capital requirements (Tier 1 institutions) may make capital distributions during any calendar year equal to the higher of (i) 100% of net income for the calendar year-to-date plus 50% of its "surplus capital ratio" at the beginning of the calendar year or (ii) 75% of net income over the most recent four-quarter period.  The "surplus capital ratio" is defined to mean the percentage by which the institution's tangible, core or risk-based capital ratio exceeds its tangible, core or risk-based capital requirement. At December 31, 2001, the Bank was a Tier 1 institution for purposes of this regulation.

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

Community Reinvestment Act and the Fair Lending Laws.  Savings institutions have a responsibility under the CRA and related regulations of the OTS to help meet the credit needs of their communities, including low‑ and moderate‑income neighborhoods.  In addition, the Equal Credit Opportunity Act and the Fair Housing Act  (together, the "Fair Lending Laws") prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes.  An institution's failure to comply with the provisions of CRA could, at a minimum, result in regulatory restrictions on its activities, and failure to comply with the Fair Lending Laws could result in enforcement actions by the OTS, as well as other federal regulatory agencies and the Department of Justice.

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

Currently, the prong of the QTL test that is not based on the Code requires that 65% of an institution's "portfolio assets" (as defined) consist of certain housing and consumer‑related assets on a monthly average basis in nine out of every 12 months.  Assets that qualify without limit for inclusion as part of the 65% requirement are loans made to purchase, refinance, construct, improve or repair domestic residential housing and manufactured housing; home equity loans; mortgage‑backed securities (where the mortgages are secured by domestic residential housing or manufactured housing); stock issued by the FHLB of Dallas; and direct or indirect obligations of the FDIC.  In addition, the following assets, among others, may be included in meeting the test subject to an overall limit of 20% of the savings institution's portfolio assets: 50% of residential mortgage loans originated and sold within 90 days of origination; 100% of consumer and educational loans (limited to 10% of total portfolio assets); and stock issued by the FHLMC or the FNMA.  Portfolio assets consist of total assets minus the sum of (i) goodwill and other intangible assets, (ii) property used by the savings institution to conduct its business, and (iii) liquid assets up to 20% of the institution's total assets.  At December 31, 2001, the qualified thrift investments of the Bank were approximately 98.0% of its portfolio assets.

Federal Home Loan Bank System.  The Bank is a member of the FHLB of Dallas, which is one of 12 regional FHLBs that administers the home financing credit function of savings institutions. Each FHLB serves as a reserve or central bank for its members within its assigned region.  It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System.  It makes loans to members (i.e., advances) in accordance with policies and procedures established by the Board of Directors of the FHLB.  At December 31, 2001, the Bank had $52.3 million of FHLB advances.  See Note 9 of the section titled "Notes to the Consolidated Financial Statements" included in the 2001 Annual Report.

As a member, the Bank is required to purchase and maintain stock in the FHLB of Dallas in an amount equal to at least 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year.  At December 31, 2001, the Bank had $3.1 million in FHLB stock, which was in compliance with this requirement.

The FHLBs are required to provide funds for the resolution of troubled savings institutions and to contribute to affordable housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects.  These contributions could adversely affected the level of FHLB dividends paid in the future.  These contributions also could have an adverse effect on the value of FHLB stock in the future.  The dividend yield on the Bank's FHLB stock was 4.13% in 2001 compared to 6.52% in 2000.

Federal Reserve System.  The Federal Reserve Board requires all depository institutions to maintain reserves against their transaction accounts (primarily NOW and Super NOW checking accounts) and non-personal time deposits.  As of December 31, 2001, no reserves were required to be maintained on the first $4.7 million of transaction accounts, reserves of 3% were required to be maintained against the next $47.8 million of net transaction accounts (with such dollar amounts subject to adjustment by the Federal Reserve Board), and a reserve of 10% (which is subject to adjustment by the Federal Reserve Board to a level between 8% and 14%) against all remaining net transaction accounts.  Because required reserves must be maintained in the form of vault cash or a noninterest-bearing account at a Federal Reserve Bank, the effect of this reserve requirement is to reduce an institution's earning assets.

Thrift Charter.  Congress has been considering legislation in various forms that would require federal thrifts, such as the Company, to convert their charters to national or state bank charters.  Legislation required the Treasury Department to prepare for Congress a comprehensive study on the development of a common charter for federal savings institutions and commercial banks. The Company cannot determine whether, or in what form, such legislation may eventually be enacted and there can be no assurance that any legislation that is enacted would not adversely affect the Company or the Bank.

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

Fiscal Year.  The Company and the Bank will file federal income tax returns on the basis of a calendar year ending on December 31.  A consolidated tax return was filed for 2001, and it is expected that a consolidated return will be filed for 2002.

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

At December 31, 2001, the federal income tax reserves of the Company included approximately $1.0 million for which no federal income tax has been provided.  Because of these federal income tax reserves and the liquidation account established for the benefit of certain depositors of the Company in connection with the Conversion, the retained earnings of the Company are substantially restricted.

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

Net Operating Loss Carryovers.  A financial institution may carry back net operating losses ("NOLs") to the preceding five taxable years and forward to the succeeding 20 taxable years.  At December 31, 2001, neither the Company nor the Bank had any NOL carryforwards for federal income tax purposes.

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

The Bank's federal income tax returns for the tax years ended 1999, 2000 and 2001 are open under the statute of limitations and are subject to review by the IRS.

State Taxation

The Company is subject to the Louisiana Corporation Income Tax based on its Louisiana taxable income.  The Corporation Income Tax applies at graduated rates from 4% upon the first $25,000 of Louisiana taxable income to 8% on all Louisiana taxable income in excess of $200,000.  For these purposes, "Louisiana taxable income" means net income which is earned within or derived from sources within the State of Louisiana, after adjustments permitted under Louisiana law, including a federal income tax deduction.  In addition, the Bank is subject to the Louisiana Shares Tax which is imposed on the assessed value of a company's stock.  The formula for deriving the assessed value is to calculate 15% of the sum of (a) 20% of a company's capitalized earnings, plus (b) 80% of the company's taxable stockholders' equity, and to subtract from that figure 50% of the company's real and personal property assessment.  Various items may also be subtracted in calculating a company's capitalized earnings.  The Louisiana Shares Tax amounted to $87,715 for 2001.

Item 2.   Description of Property.

At December 31, 2001, the Company conducted its business from its headquarters at 195 North Sixth Street, Ponchatoula, Louisiana 70454 and two branch offices.  The estimated net book value of the electronic data processing and other office equipment   owned by the Company was  $94,000 at December 31, 2001.  The following table sets forth certain information with respect to the offices of the Company at December 31, 2001.

Description/Address	Leased/Owned	Net Book Value of Property	Deposits
(In Thousands)

Home Office: 195 North Sixth Street Ponchatoula, LA 70454	Owned	$ 341	$ 42,179

Branch Office: 111 North Bay Street Amite, LA 70422	Owned	$ 88	$ 8,479

Branch Office: 29815 Walker South Rd. Walker, LA 70785	Owned	$ 979	$ 5,965

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

PART II.

Item 5.   Market for Common Equity and Related Stockholder Matters.

The information required herein is incorporated by reference from the Company's 2001 Annual Report to Stockholders, which is included herein as Exhibit 13 ("Annual Report").

Item 6.   Management's Discussion and Analysis or Plan of Operation.

The information required herein is incorporated by reference from the 2001 Annual Report in the section titled "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Item 7.   Financial Statements.

The information required herein is incorporated by reference from pages 2 to 27 of the 2001 Annual Report.

Item 8.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

PART III.

Item 9.   Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

The information required herein is incorporated by reference from pages 3 to 9 of the Company's definitive proxy statement for the 2002 Annual Meeting of Stockholders ("Proxy Statement").

Item 10. Executive Compensation

The information required herein is incorporated by reference from pages 9 to 14 of the Company's Proxy Statement.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

The information required herein is incorporated by reference from pages 7 to 9 of the Company's Proxy Statement.

Item 12. Certain Relationships and Related Transactions.

The information required herein is incorporated by reference from pages 13 to 14 of the Company's Proxy Statement.

Item 13. Exhibits and Reports on Form 8‑K.

(a)   Documents filed as part of this Report

(1)The following financial statements are incorporated by reference from Item 7 hereof (see Exhibit 13 attached hereto):

Independent Auditors Report
Consolidated Balance Sheets as of December 31, 2001 and 2000
Consolidated Statements of Income for the Years Ended December 31, 2001, 2000 and 1999
Consolidated Statements of Changes in Stockholders' Equity for the Years Ended December 31, 2001, 2000
        and 1999
Consolidated Statements of Cash Flows for the Years Ended December 31, 2001, 2000
        and 1999
Notes to the Consolidated Financial Statements

(2)     All schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are omitted because of the absence of conditions under which they are required or because the required information is included in the consolidated financial statements and related notes thereto.

(3)     The following exhibits are filed as part of this Form 10‑KSB and this list includes the Exhibit Index.

No.	Exhibits

2.1*	Plan of Conversion and Agreement and Plan of Reorganization
3.1*	Articles of Incorporation of Homestead Bancorp, Inc.
3.2*	Bylaws of Homestead Bancorp, Inc.
4.1*	Form of Stock Certificate of Homestead Bancorp, Inc.
10.1*	1996 Stock Incentive Plan
10.2*	1996 Directors' Stock Option Plan
10.3*	1996 Management Recognition Plan - Directors
10.4*	1996 Management Recognition Plan - Officers

10.5*	Form of Employment Agreement among Homestead Bancorp, Inc., Ponchatoula Homestead Savings, F.A. and Lawrence C. Caldwell, Jr., dated July 17, 1998.
10.6*	Form of Employment Agreement among Homestead Bancorp, Inc., Ponchatoula Homestead Savings, F.A. and Barbara B. Theriot, dated July 17, 1998.
13.1	2001 Annual Report to Stockholders
21.1	Subsidiary of Registrant
Ponchatoula Homestead Savings, F.A. was incorporated under the laws of the State of Louisiana
99.1**	1999 Stock Option Plan

(*)	Incorporated herein by reference from the Company's Registration Statement on Form SB-2 (Registration No. 333-49277) filed by the Company with the SEC on April 2, 1998, as subsequently amended.
(**)	Incorporated herein by reference from the Company's Registration Statement on Form S-8 (Registration No. 333- ) filed by the Company with the SEC on June 14, 1999.

(b)      The Company did  not  file  any   reports on  Form 8-K  during   the   quarter   ended  December 31,  2001.

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

/s/ Lawrence C. Caldwell, Jr.	March 27, 2002
Lawrence C. Caldwell, Jr.
Director, President and Chief
Executive Officer

/s/ Barbara B. Theriot	March 27, 2002
Barbara B. Theriot
Director, Secretary and Treasurer

/s/ Kelly Morse	March 27, 2002
Kelly Morse
Comptroller/Chief Financial Officer

/s/ Milton J. Schanzbach	March 27, 2002
Milton J. Schanzbach
Director, Chairman of the Board

/s/ John C. Bohning	March 27, 2002
John C. Bohning
Director

/s/ Allen B. Pierson	March 27, 2002
Allen B. Pierson, Jr.
Director

/s/ Dennis James	March 27, 2002
Dennis James
Director

/s/ Robert H. Gabriel	March 27, 2002
Robert H. Gabriel
Director