Form 10QSB
period 2002-03-31
HOMESTEAD BANCORP INC
filed 2002-05-14
CIK 1059078

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

Common Stock, par value $.01 per share
(Title of Class)

INDEX

PART I - FINANCIAL INFORMATION

Consolidated Financial Statements:
Page
Consolidated Statements of Financial Condition -
March 31, 2002 and December 31, 2001	1 - 2

Consolidated Statements of Income -
for the three month period ended
March 31, 2002 and 2001	3

Consolidated Statements of Stockholders' Equity
for the three months ended March 31, 2002
and 2001	4

Consolidated Statements of Cash Flows -
for the three months ended March 31, 2002
and 2001	5 - 6

Notes to Consolidated Financial Statements	7 - 8

Management's Discussion and Analysis of Financial
Condition and Results of Operations	9 - 13

Part II - OTHER INFORMATION

Legal Proceedings	14

Changes in Securities	14

Defaults Upon Senior Securities	14

Submission of Matters to a Vote of Security
Holders	14

Other Information	14

Exhibits and Reports on Form 8-K	14

Signatures	15

Homestead Bancorp, Inc. and Subsidiary
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
As of March 31, 2002 and December 31, 2001

ASSETS

	(UNAUDITED)	(AUDITED)
	March 31,	December 31,
	2002	2001

	(In Thousands)

Cash and Cash Equivalents	$850	$896

Interest-bearing Deposits in Other Institutions	4,485	5,204

Securities:

Investment Securities Available
for Sale (Amortized Cost of
$1.6 million and $1.9 million)	1,640	1,960

Mortgage-Backed Securities
Available for Sale (Amortized
Cost of $40.9 million and $32.4 million)	40,399	32,002

FPB Financial Corp. Stock	148	140

Federal Home Loan Bank Stock, at Cost	3,103	3,080

Total Securities	45,290	37,182

Loans Held for Sale	577	806

Loans Receivable	73,656	75,241
Leases Receivable	341	134

Total Loans and Leases Receivable	73,997	75,375

Less: Allowance for Loan and Lease Losses	(333)	(338)

Net Loans and Leases Receivable	73,664	75,037

Real Estate Owned	123	104
Premises and Equipment, Net	1,574	1,576
Accrued Interest Receivable	716	655
Other Assets	63	54

Total Assets	$127,342	$121,514

LIABILITIES AND STOCKHOLDERS' EQUITY

	(UNAUDITED)	(AUDITED)
	March 31,	December 31,
	2002	2001

	(In Thousands)

Deposits	$58,286	$56,623

Advances from Borrowers for Taxes and
Insurance	70	77

Advances from Federal Home
Loan Bank	56,544	52,307

Income Taxes Payable	96	101

Other Liabilities	249	150

Total Liabilities	115,245	109,258

Stockholders' Equity

Common Stock - $.01 Par Value;
10,000,000 Shares Authorized, 1,477,870
Shares Issued in 2002
and 2001	15	15

Paid-in Capital in Excess of Par	12,917	12,919

Retained Earnings - Substantially Restricted	5,049	4,972

Accumulated Other Comprehensive Income	(372)	(223)

	17,609	17,683

Treasury Stock - 553,024 shares at cost in
2002 and 541,524 shares at cost in 2001	(4,703)	(4,596)

Unearned ESOP Shares	(560)	(582)

Common Stock Acquired by Recognition Plans	(249)	(249)

Total Stockholders' Equity	12,097	12,256

Total Liabilities and Stockholders'
Equity	$127,342	$121,514

Homestead Bancorp, Inc. and Subsidiary
CONSOLIDATED STATEMENTS OF INCOME

for the three months ended March 31, 2002 and 2001

	(Unaudited)
	Three Months Ended
	March 31,
	2002	2001

	(In Thousands)

Interest Income:
Loans and Leases	$1,387	$1,606
Mortgage-Backed Securities	498	330
Investment Securities	56	78
Other	33	42

Total Interest Income	1,974	2,056

Interest Expense:
Deposits	535	548
Borrowings	666	788

Total Interest Expense	1,201	1,336

Net Interest Income	773	720

Provision for (Recovery of) Loan and Lease
Losses	(11)	3

Net Interest Income After Provision for
(Recovery of) Loan and Lease Losses	784	717

Noninterest Income:
Gain on Sale of Loans	3	39
Loan Fees and Service Charges	84	50
Other Income	2	31

Total Noninterest Income	89	120

Noninterest Expense:
Compensation and Benefits	372	326
Occupancy and Equipment Expense	67	51
Federal Insurance Premium	2	2
Other	230	226

Total Noninterest Expense	671	605

Income Before Provision for Income
Taxes	202	232

Income Taxes	72	81

Net Income	$130	$151

Per Share:
Earnings Per Common Share	0.15	0.16

Earnings Per Common Share - Assuming Dilution	0.13	0.14

Cash Dividends Declared	0.06	0.06

Homestead Bancorp, Inc. and Subsidiary
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

for the three months ended March 31, 2002 and 2001

	(UNAUDITED)	(UNAUDITED)
	March 31,	March 31,
	2002	2001

	(In Thousands)
Common Stock:
Balance - Beginning of Period	$15	$15

Balance - End of Period	$15	$15

Paid-in Capital in Excess of Par:
Balance - Beginning of Period	$12,919	$12,906
ESOP Compensation Expense	(2)	(2)

Balance - End of Period	$12,917	$12,904

Retained Earnings:
Balance - Beginning of Period	$4,972	$4,593
Net Income	130	151
Cash Dividends Declared and Paid	(56)	(57)
Stock options exercised	(2)	--
Dividends on ESOP Shares	5	5

Balance - End of Period	$5,049	$4,692

Treasury Stock
Balance - Beginning of Period	$(4,596)	$(4,010)
Repurchase of Stock	(107)	(513)

Balance - End of Period	$(4,703)	$(4,523)

Accumulated Other Comprehensive Income:
Balance - Beginning of Period	$(223)	$(160)
Net Change in Unrealized Gain (Loss)	(149)	106

Balance - End of Period	$(372)	$(54)

Unearned Employee Stock Ownership
Plan Shares:
Balance - Beginning of Period	$(582)	$(672)
Shares Released for Allocation	22	23

Balance - End of Period	$(560)	$(649)

Director & Management Recognition Plans:
Balance - Beginning of Period	$(249)	(314)
Plan Distribution	--	--

Balance - End of Period	$(249)	$(314)

Comprehensive Income:
Net Income	$130	$151

Other Comprehensive Income, Net of Tax:
Unrealizied Gains (Losses) on Securities
Available for Sale	(149)	106

Total Comprehensive Income (Loss)	$(19)	$257

Homestead Bancorp, Inc. and Subsidiary
CONSOLIDATED STATEMENTS OF CASH FLOWS

for the three months ended March 31, 2002 and 2001

	(UNAUDITED)
	March 31,

	2002	2001

	(In Thousands)
Cash Flows From Operating Activities:
Net Income	$130	$151
Adjustments to Reconcile Net Income
to Net Cash Provided by (Used in) Operating
Activities:
Depreciation	18	16
Provision for (Recovery of)
Loan and Lease Losses	(11)	3
Net Amortization(Accretion) of Premiums(Discounts) on Securities	18	(42)
Stock Dividends on Federal Home
Loan Bank Stock	(23)	(41)
Net (Increase) Decrease in Loans
Held for Sale	229	(252)
Unrealized Gain on Trading Security	(8)	(10)
Other	15	26
Change in Assets and Liabilities
(Increase) Decrease in Accrued
Interest Receivable	(61)	33
(Increase) Decrease in Other
Assets	(9)	(228)
Increase (Decrease) in Income
Taxes Payable	264	33
Increase (Decrease) in Other
Liabilities	(93)	(298)

Net Cash Provided by (Used in) Operating Activities	469	(609)

Cash Flows From Investing Activities:
Purchases of Property and Equipment	(16)	(213)
Purchases of Real Estate Owned	--	(13)
Maturities of Investment Securities	300	402
Purchases of Investment Securities	--	(400)
Maturities of Mortgage-Backed Securities	1,846	1,886
Purchases of Mortgage-Backed
Securities	(10,467)	--
Net (Increase) Decrease in Loans and Leases
Receivable	1,373	1,370

Net Cash Provided by (Used in) Investing Activities	(6,964)	3,032

	(UNAUDITED)
	March 31,

	2002	2001

	(In Thousands)
Cash Flows From Financing Activities:
Acquisition of Treasury Stock	(107)	(513)
Net Increase (Decrease) in Money Market Accounts,
NOW Accounts and Savings Accounts	784	433
Net Increase (Decrease) in Certificates
of Deposit	879	2,322
Proceeds from (Repayment of) Federal Home
Loan Bank Advances	4,237	(969)
Increase (Decrease) in Advances from
Borrowers for Taxes and Insurance	(7)	(42)
Dividends Paid on Common Stock	(56)	(57)
Purchase of Federal Home Loan Bank Stock	--	--

Net Cash Provided by (Used In)
Financing Activities	5,730	1,174

Net Increase (Decrease) in Cash and
Cash Equivalents	(765)	3,597

Cash and Cash Equivalents -
Beginning of Period	6,100	2,033

Cash and Cash Equivalents -
End of Period	$5,335	$5,630

Supplemental Disclosures of Cash flow
Information:
Cash Payments for:
Interest Paid to Depositors	$544	$548

Interest Paid on Borrowings	$666	$788

Income Taxes	$72	$71

Supplemental Schedules of Noncash
Investing and Financing Activities:
Real Estate Acquired in Settle-
ment of Loans and Leases	$123	$14

Increase (Decrease) in Unrealized Gain (Loss)
on Securities Available for Sale	$(226)	$158

(Increase) Decrease in Deferred Tax
Effect on Unrealized Gain (Loss) on Securities
Available for Sale	$77	$(52)

Homestead Bancorp, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
March 31, 2002

Note 1 - Basis of Presentation -

          The accompanying consolidated financial statements for the period ended March 31, 2002 include the accounts of Homestead Bancorp, Inc. (the "Company") and its wholly owned subsidiary, Homestead Bank (the "Bank"). Currently, the business and management of Homestead Bancorp, Inc. is primarily the business and management of the Bank. All significant intercompany transactions and balances have been eliminated in the consolidation.

          The accompanying unaudited consolidated interim financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. However, all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the financial statements have been included. It is noted that the results for the first three months ended March 31, 2002 are no indication of the expected results for the annual period which ends December 31, 2002. Additional information concerning the audited financial statements and notes can be obtained from Homestead Bancorp, Inc.'s annual report and Form 10KSB filed for the period ended December 31, 2001.

Note 2 - Employee Stock Ownership Plan -

        The Company sponsors a leveraged employee stock ownership plan (ESOP) that covers all employees who have at least six months of service with the Company, and obtained age 20. The ESOP shares initially were pledged as collateral for its debt. The debt is being repaid based on a ten-year amortization and the shares are being released for allocation to active employees annually over the ten-year period. The shares pledged as collateral are deducted from stockholder's equity as unearned ESOP shares in the accompanying balance sheets. ESOP compensation expense was $21,159 for the three months ended March 31, 2002 based on the annual release of shares.

Note 3 - Dividends and Earnings Per Share -

        The Company declared a quarterly dividend of $.06 for the first quarter of 2002. Total dividends paid to stockholders in the first three months of 2002 was $56,000.

        Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding, which is 880,933 for the three month period ended March 31, 2002. Earnings per common share - assuming dilution, are computed by dividing net income by the weighted average number of shares of common stock outstanding plus the effect of diluted securities, which was 1,013,733 for the three month period ended March 31, 2002.

Note 4 - Recent Accounting Pronouncements -

        In February 2002, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) No. 01-6. SOP 01-6 provides industry-specific guidance and disclosure requirements regarding the accounting for certain transactions by banks, savings institutions and other entities that lend to or finance the activities of others. This pronouncement provides guidance concerning the recognition and measurement of loans, credit losses, investments in Federal Home Loan Bank or Federal Reserve Bank stock, deposit accounts, and purchases and sales of securities. SOP 01-6 is effective for annual and interim financial statements for fiscal years beginning after December 15, 2001. The company has adopted the provisions of SOP 01-6 effective January 1, 2002. The adoption of SOP 01-6 did not have a material impact on the Company's financial position or results of operations as of March 31, 2002.

Homestead Bancorp, Inc. and Subsidiary
Management's Discussion and Analysis
of Financial Condition and Results of Operations

March 31, 2002

General

        The following discussion compares the consolidated financial condition of Homestead Bancorp, Inc. (the "Company") and Subsidiary, Homestead Bank (the "Bank") at March 31, 2002 to December 31, 2001 and the results of operations for the three month period ended March 31, 2002 with the same period in 2001. Currently, the business and management of Homestead Bancorp, Inc. is primarily the business and management of the Bank. This discussion should be read in conjunction with the interim consolidated financial statements and footnotes included herein.

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

Changes in Financial Condition

        At March 31, 2002, the Company's total assets, deposits and equity amounted to $127.3 million, $58.3 million, and $12.1 million respectively compared to $121.5 million, $56.6 million, and $12.3 million respectively at December 31, 2001. The increase in total assets of $5.8 million or 4.8% was due primarily to an increase of $8.4 million in investments in Mortgage-Backed Securities offset by a decrease in the net loan and lease portfolio of 1.4 million or 1.8%. The decrease in the net loan and lease portfolio was due to loan sales and repayments exceeding loan originations. The increase in investments in Mortgage-Backed Securities in the first three months of 2002 was due to new purchases of Mortgage-Backed Securities exceeding repayments.

        The Company's short term borrowing from the Federal Home Loan Bank during the first three months of 2002 was $21.5 million. The Bank uses the proceeds from short term borrowing to finance the purchase of mortgage-backed securities and fund long term fixed rate mortgages. The Company's long term borrowing from the Federal Home Loan Bank increased during the first three months of 2002 by $4.2 million or 13.8%. The Bank uses the proceeds from long term borrowing to fund long term fixed rate mortgages. Deposits with the Bank have increased by $1.7 million or 2.9% in the first three months of 2002, due primarily to the bank opening the new branch office in June of 2001. Other liabilities increased in the first three months of 2002 by $87,000. The equity of the Company decreased $159,000 or 1.3% in the first three months of 2002, due primarily to net income of $130,000 offset by the repurchase of the Company's common stock in the stock repurchase plan of $107,000 and dividends paid out of $56,000 and the change in unrealized loss on available for sale securities of $149,000. At March 31, 2002 the Company had repurchased $4.7 million of its common stock. This amount appears in the equity section of the Statement of Financial Condition as Treasury Stock.

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

        Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of March 31, 2002, that the Bank meets all capital adequacy requirements to which it is subject.

        As of March 31, 2002, the most recent notification categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier I risk based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

The Bank's actual capital amounts and ratios are also presented in the table.

						To Be Well
						Capitalized Under
			For Capital			Prompt Corrective
	Actual		Adequacy Purposes:			Action Provisions:

	(Dollars in Thousands)
	Amount	Ratio	Amount		Ratio	Amount		Ratio
As of March 31, 2002:
Total Capital (to Risk
Weighted Assets)	$11,878	23.12%	$4,109	>	8.0%	$5,137	>	10.0%
Tier I Capital (to Risk
Weighted Assets)	$11,553	22.49%	$2,055	>	4.0%	$3,082	>	6.0%
Tier I Capital (to Average
Assets)	$11,553	9.05%	$5,107	>	4.0%	$6,384	>	5.0%

Liquidity

        The Bank is required under applicable federal regulations to maintain specific levels of "liquid" investments in qualifying types of United States Government, federal agency and other investments having maturities of five years or less. Current regulations require that a Savings institution maintain liquid assets of not less than 5% of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less of which short-term liquid assets must consist of not less than 1%.

Results of Operations

        Net income for the first three months of 2002 was $130,000 compared to $151,000 for the same period of 2001. The decrease in net income of $21,000 or 14%, was primarily due to an increase in non-interest expense of $66,000 or 10.9%,combined with a decrease in noninterest income of $31,000 or 25.8%, offset by an increase in net interest income after provision for (recovery of) loan and lease losses of $67,000 or 9.3%. Compensation expense increased by $46,000 or 14.1%, due to the hiring of additional employees for the new branch office and the increase in salaries.

Net Interest Income

        The primary source of earnings for the Company is net interest income; the difference between income generated from interest-earning assets less interest expense on interest-bearing liabilities. The primary factors that affect interest income are changes in the volume and type of interest-earning assets and interest-bearing liabilities, along with changes in market rates. Net interest income for the first three months of 2002 was $773,000 an increase of $53,000 or 7.4% over the same period of 2001. This increase in net interest income was primarily attributable to a decrease in interest expense of $135,000 or 10.1% offset by a decrease in interest income of $82,000 or 4.0%, over the same period of 2001. Factors contributing to the decrease in interest expense was a decrease in rates paid on short term advances from Federal Home Loan Bank combined with an decrease in interest on deposits. The decrease in interest income was primarily due to a decrease in interest on loans and leases.

        The table of Consolidated Average Balance Sheets and Interest Rate Analysis for the three months ended March 31, 2002 and 2001 on page 12, and the corresponding table of Interest Differentials on page 13, detail the effect of the change in average balances and the change in interest yield and interest cost have on net interest income for the respective periods.

Nonperforming Assets

        Nonperforming assets include non-accrual loans and leases and real estate owned. Loans are considered non-accrual when the principal or interest becomes 91 days past due or when there is uncertainty about the repayment of the principal and interest in accordance with the terms of the loans. Non-accrual loans at March 31, 2002 were $186,000 compared to $125,000 at March 31, 2001. The percentage of non-accrual loans and leases to total loans and leases at March 31, 2002 is .25% up from .16% at March 31, 2001.

        Real estate owned is properties held for sale acquired through foreclosure or negotiated settlements of debt. At March 31, 2002 the Bank had real estate owned of $123,000 compared to $13,000 at March 31, 2001. Nonperforming assets at March 31, 2002 were .24% of total assets compared to .12% at March 31, 2001.

Homestead Bancorp, Inc. and Subsidiary
CONSOLIDATED AVERAGE BALANCE SHEETS AND INTEREST RATE ANALYSIS
for the three months ended March 31, 2002 and 2001

	three months Ended			three months Ended
	March 31, 2002			March 31, 2001

	AVERAGE		YIELD/	AVERAGE		YIELD/
	BALANCE	INTEREST	RATE	BALANCE	INTEREST	RATE

	(In Thousands)	(In Thousands)		(In Thousands)	(In Thousands)

Interest - Earning Assets:

Loans and Leases Receivable	$73,910	1,387	7.50%	$81,062	1,606	7.93%
Mortgage - Backed Securities	37,493	498	5.32%	19,103	330	6.92%
Investment Securities	4,941	56	4.50%	5,489	78	5.69%
Other Interest - Earning Assets	6,236	33	2.16%	3,325	42	5.05%

Total Interest - Earning Assets	$122,580	1,974	6.44%	$108,979	2,056	7.55%

Noninterest - Earning Assets	4,064			3,189

Total Assets	$126,644			$112,168

Interest - Bearing Liabilities:

Deposits	$57,152	535	3.74%	$43,101	548	5.09%
Federal Home Loan Bank Advances	56,825	666	4.69%	56,143	788	5.61%

Total Interest-bearing Liabilities	$113,977	1,201	4.22%	$99,244	1,336	5.38%

Noninterest - Bearing Liabilities	474			758

Total Liabilities	$114,451			$100,002

Stockholders' Equity	$12,193			$12,166

Total Liabilities and Stockholders' Equity	$126,644			$112,168

Net Interest Income; Interest Rate Spread		$773	2.22%		$720	2.17%

Net Interest Margin as a % of Total Earning Assets			2.52%			2.64%

Homestead Bancorp, Inc. and Subsidiary
INTEREST DIFFERENTIALS

for the three months ended March 31, 2002 and 2001

	March 31, 2002 VS March 31, 2001

	CHANGE DUE TO		TOTAL
	VOLUME	RATE	CHANGE

	(In Thousands)
Interest - Earning Assets:

Loans and Lease Receivable	$(136)	$(83)	$(219)
Mortgage-Backed Securities	259	(91)	168
Investment Securities	(7)	(15)	(22)
Other Interest-Earning assets	24	(33)	(9)

Total Interest Income	$140	$(222)	$(82)

Interest - Bearing Liabilities:

Deposits	$153	$(166)	$(13)
Federal Home Loan Bank Advances	9	(131)	(122)

Total Interest Expense	$162	$(297)	$(135)

Increase (Decrease) in Interest Differential	$(22)	$75	$53

Homestead Bancorp, Inc. and Subsidiary
FORM 10-QSB

three months Ended March 31, 2002

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

a.)Exhibits:
No exhibits were filed on Form 8-K by the Registrant
during the quarter ended March 31, 2002.
b.)Reports:
No reports on Form 8-K were filed by the Registrant
during the quarter ended March 31, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Homestead Bancorp, Inc

Date:	May 13, 2002	BY:	/s/ Lawrence C. Caldwell, Jr.
Lawrence C. Caldwell, Jr.
President and Chief Executive Officer

Date:	May 13, 2002	BY:	/s/ Kelly Morse
Kelly Morse
Comptroller