Form 10QSB
period 2002-06-30
HOMESTEAD BANCORP INC
filed 2002-08-14
CIK 1059078

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

Common Stock, par value $.01 per share
(Title of Class)

INDEX

PART I - FINANCIAL INFORMATION

Consolidated Financial Statements:
Page
Consolidated Statements of Financial Condition -
June 30 2002 and December 31, 2001	1 - 2

Consolidated Statements of Income -
for the three and six month periods ended
June 30 2002 and 2001	3

Consolidated Statements of Stockholders' Equity
for the six months ended June 30 2002
and 2001	4

Consolidated Statements of Cash Flows -
for the six months ended June 30 2002
and 2001	5 - 6

Notes to Consolidated Financial Statements	7 - 8

Management's Discussion and Analysis of Financial
Condition and Results of Operations	9 - 13

Part II - OTHER INFORMATION

Legal Proceedings	14

Changes in Securities	14

Defaults Upon Senior Securities	14

Submission of Matters to a Vote of Security Holders	14

Other Information	14

Exhibits and Reports on Form 8-K	14

Signatures	15

Certification	16

Homestead Bancorp, Inc. and Subsidiary
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
As of June 30 2002 and December 31, 2001

ASSETS

	(UNAUDITED)
	June 30	December 31,
	2002	2001

	(In Thousands)

Cash and Cash Equivalents	$1,397	$896

Interest-bearing Deposits in Other Institutions	6,829	5,204

Securities:

Investment Securities Available
for Sale (Amortized Cost of
$1.3 million and $1.9 million)	1,329	1,960

Mortgage-Backed Securities
Available for Sale (Amortized
Cost of $43.8 million and $32.4 million)	43,875	32,002

FPB Financial Corp. Stock	180	140

Minden Bancorp Stock	100	-

Federal Home Loan Bank Stock, at Cost	3,126	3,080

Total Securities	48,610	37,182

Loans Held for Sale	548	806

Loans Receivable	73,619	75,241
Leases Receivable	336	134

Total Loans and Leases Receivable	73,955	75,375

Less: Allowance for Loan and Lease Losses	(338)	(338)

Net Loans and Leases Receivable	73,617	75,037

Real Estate Owned	131	104
Premises and Equipment, Net	1,584	1,576
Accrued Interest Receivable	697	655
Other Assets	88	54

Total Assets	$133,501	$121,514

continued

The accompanying notes are an integral part of these Financial Statements.

LIABILITIES AND STOCKHOLDERS' EQUITY

	(UNAUDITED)
	June 30	December 31,
	2002	2001

	(In Thousands)

Deposits	$64,580	$56,623

Advances from Borrowers for Taxes and
Insurance	86	77

Advances from Federal Home
Loan Bank	55,696	52,307

Income Taxes Payable	281	101

Other Liabilities	254	150

Total Liabilities	120,897	109,258

Stockholders' Equity

Common Stock - $.01 Par Value;
10,000,000 Shares Authorized, 1,477,870
Shares Issued in 2002
and 2001	15	15

Paid-in Capital in Excess of Par	12,915	12,919

Retained Earnings - Substantially Restricted	5,144	4,972

Accumulated Other Comprehensive Income	20	(223)

	18,094	17,683

Treasury Stock - 553,024 shares at cost in
2002 and 541,524 shares at cost in 2001	(4,703)	(4,596)

Unearned ESOP Shares	(538)	(582)

Common Stock Acquired by Recognition Plans	(249)	(249)

Total Stockholders' Equity	12,604	12,256

Total Liabilities and Stockholders'
Equity	$133,501	$121,514

The accompanying notes are an integral part of these Financial Statements.

Homestead Bancorp, Inc. and Subsidiary
CONSOLIDATED STATEMENTS OF INCOME

for the three and six months ended June 30 2002 and 2001

	(Unaudited)		(Unaudited)
	three Months Ended		six Months Ended
	June 30		June 30
	2002	2001	2002	2001

	(In Thousands)		(In Thousands)

Interest Income:
Loans and Leases	$1,393	$1,564	2,780	$3,168
Mortgage-Backed Securities	505	298	1,004	628
Investment Securities	40	69	96	147
Other	54	70	88	113

Total Interest Income	1,992	2,001	3,968	4,056

Interest Expense:
Deposits	552	587	1,088	1,135
Borrowings	663	672	1,329	1,460

Total Interest Expense	1,215	1,259	2,417	2,595

Net Interest Income	777	742	1,551	1,461

Provision for (Recovery of) Loan and Lease
Losses	5	11	(6)	14

Net Interest Income After Provision for
(Recovery of) Loan and Lease Losses	772	731	1,557	1,447

Noninterest Income:
Gain on Sale of Loans	11	39	14	78
Loan Fees and Service Charges	84	93	168	143
Other Income	3	8	5	37

Total Noninterest Income	98	140	187	258

Noninterest Expense:
Compensation and Benefits	350	313	722	639
Occupancy and Equipment Expense	65	54	131	105
Federal Insurance Premium	2	2	5	4
Net Real Estate Owned Expense	1	13	1	10
Other	236	235	467	463

Total Noninterest Expense	654	617	1,326	1,221

Income Before Provision for Income
Taxes	216	254	418	484

Income Taxes	71	95	143	174

Net Income	$145	$159	275	$310

Per Share:
Earnings Per Common Share	0.16	0.17	0.31	0.34

Earnings Per Common Share - Assuming Dilution	0.14	0.15	0.27	0.30

Cash Dividends Declared	0.06	0.06	0.12	0.12

The accompanying notes are an integral part of these Financial Statements.

Homestead Bancorp, Inc. and Subsidiary
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

for the six months ended June 30 2002 and 2001

	(UNAUDITED)	(UNAUDITED)
	June 30	June 30
	2002	2001

	(In Thousands)
Common Stock:
Balance - Beginning of Period	$15	$15

Balance - End of Period	$15	$15

Paid-in Capital in Excess of Par:
Balance - Beginning of Period	$12,919	$12,906
ESOP Compensation Expense	(4)	(3)

Balance - End of Period	$12,915	$12,903

Retained Earnings:
Balance - Beginning of Period	$4,972	$4,593
Net Income	275	310
Cash Dividends Declared and Paid	(111)	(114)
Stock options exercised	(2)	--
Dividends on ESOP Shares	10	10

Balance - End of Period	$5,144	$4,799

Accumulated Other Comprehensive Income:
Balance - Beginning of Period	$(223)	$(160)
Net Change in Unrealized Gain (Loss)	243	99

Balance - End of Period	$20	$(61)

Treasury Stock
Balance - Beginning of Period	$(4,596)	$(4,010)
Repurchase of Stock	(107)	(540)

Balance - End of Period	$(4,703)	$(4,550)

Unearned Employee Stock Ownership
Plan Shares:
Balance - Beginning of Period	$(582)	$(672)
Shares Released for Allocation	44	45

Balance - End of Period	$(538)	$(627)

Director & Management Recognition Plans:
Balance - Beginning of Period	$(249)	(314)
Plan Distribution	--	--

Balance - End of Period	$(249)	$(314)

Comprehensive Income:
Net Income	$275	$310

Other Comprehensive Income, Net of Tax:
Unrealizied Gains (Losses) on Securities
Available for Sale	243	99

Total Comprehensive Income (Loss)	$518	$409

The accompanying notes are an integral part of these Financial Statements.

Homestead Bancorp, Inc. and Subsidiary
CONSOLIDATED STATEMENTS OF CASH FLOWS

for the six months ended June 30 2002 and 2001

	(UNAUDITED)
	June 30
	2002		2001
		(In Thousands)
Cash Flows From Operating Activities:
Net Income	$275		$310
Adjustments to Reconcile Net Income
to Net Cash Provided by (Used in) Operating
Activities:
Depreciation	36		33
Provision for (Recovery of)
Loan and Lease Losses	(6)		14
Net Amortization(Accretion) of Premiums(Discounts) on Securities	45		(21)
Stock Dividends on Federal Home
Loan Bank Stock	(46)		(73)
Net (Increase) Decrease in Loans
Held for Sale	258		(284)
Unrealized Gain on Trading Security	(40)		--
Other	(89)		(9)
Change in Assets and Liabilities
(Increase) Decrease in Accrued
Interest Receivable	(42)		62
(Increase) Decrease in Other
Assets	(34)		(31)
Increase (Decrease) in Income
Taxes Payable	180		(14)
Increase (Decrease) in Other
Liabilities	104		(193)

Net Cash Provided by (Used in) Operating Activities	641		(206)

Cash Flows From Investing Activities:
Purchases of Property and Equipment	(44)		(670)
Purchases of Real Estate Owned	(8)		--
Maturities of Investment Securities	600		700
Purchases of Investment Securities	--		(703)
Maturities of Mortgage-Backed Securities	3,334		3,102
Purchases of Mortgage-Backed
Securities	(14,853)		(641)
Purchase of Minden Bancorp Stock	(100)		--
Net (Increase) Decrease in Loans and Leases
Receivable	1,420		2,361

Net Cash Provided by (Used in) Investing Activities	(9,651)		4,149

continued

The accompanying notes are an integral part of these Financial Statements.

	(UNAUDITED)
	June 30
	2002		2001
		(In Thousands)
Cash Flows From Financing Activities:
Acquisition of Treasury Stock	(107)		(540)
Net Increase (Decrease) in Money Market Accounts,
NOW Accounts and Savings Accounts	1,359		403
Net Increase (Decrease) in Certificates
of Deposit	6,598		5,486
Proceeds from (Repayment of) Federal Home
Loan Bank Advances	3,388		(1,881)
Increase (Decrease) in Advances from
Borrowers for Taxes and Insurance	9		(15)
Dividends Paid on Common Stock	(111)		(114)

Net Cash Provided by (Used In)
Financing Activities	11,136		3,339

Net Increase (Decrease) in Cash and
Cash Equivalents	2,126		7,282

Cash and Cash Equivalents -
Beginning of Period	6,100		2,033

Cash and Cash Equivalents -
End of Period	$8,226		$9,315

Supplemental Disclosures of Cash flow
Information:
Cash Payments for:
Interest Paid to Depositors	$1,087		$1,135

Interest Paid on Borrowings	$1,329		$1,460

Income Taxes	$143		$142

Supplemental Schedules of Noncash
Investing and Financing Activities:
Real Estate Acquired in Settle-
ment of Loans and Leases	$131		$105

Increase (Decrease) in Unrealized Gain (Loss)
on Securities Available for Sale	$368		$148

(Increase) Decrease in Deferred Tax
Effect on Unrealized Gain (Loss) on Securities
Available for Sale	$(125)		$(49)

The accompanying notes are an integral part of these Financial Statements.

Homestead Bancorp, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 30, 2002 and 2001

Note 1 - Basis of Presentation -

        The accompanying consolidated financial statements for the period ended June 30, 2002 include the accounts of Homestead Bancorp, Inc. (the "Company") and its wholly owned subsidiary, Homestead Bank (the "Bank"). Currently, the business and management of Homestead Bancorp, Inc. is primarily the business and management of the Bank. All significant intercompany transactions and balances have been eliminated in the consolidation.

        The accompanying unaudited consolidated interim financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the financial statements have been included. It is noted that the results for the first six months ended June 30, 2002 are no indication of the expected results for the annual period which ends December 31, 2002. Additional information concerning the audited financial statements and notes can be obtained from Homestead Bancorp, Inc.'s annual report and Form 10KSB filed for the period ended December 31, 2001.

Note 2 - Employee Stock Ownership Plan -

        The Company sponsors a leveraged employee stock ownership plan (ESOP) that covers all employees who have at least six months of service with the Company, and obtained age 20. The ESOP shares initially were pledged as collateral for its debt. The debt is being repaid based on a ten-year amortization and the shares are being released for allocation to active employees annually over the ten-year period. The shares pledged as collateral are deducted from stockholder's equity as unearned ESOP shares in the accompanying balance sheets. ESOP compensation expense was $45,565 for the six months ended June 30, 2002 based on the annual release of shares.

Note 3 - Dividends and Earnings Per Share -

        The Company declared a quarterly dividend of $.06 for the first and second quarters of 2002. Total dividends paid to stockholders in the first six months of 2002 was $111,000.

        Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding, which is 880,480 for the six month period ended June 30, 2002. Earnings per common share - assuming dilution, are computed by dividing net income by the weighted average number of shares of common stock outstanding plus the effect of diluted securities, which was 1,013,280 for the six month period ended June 30, 2002.

Note 4 - Recent Accounting Pronouncements -

        In February 2002, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) No. 01-6. SOP 01-6 provides industry-specific guidance and disclosure requirements regarding the accounting for certain transactions by banks, savings institutions and other entities that lend to or finance the activities of others. This pronouncement provides guidance concerning the recognition and measurement of loans, credit losses, investments in Federal Home Loan Bank or Federal Reserve Bank stock, deposit accounts, and purchases and sales of securities. SOP 01-6 is effective for annual and interim financial statements for fiscal years beginning after December 15, 2001. The company has adopted the provisions of SOP 01-6 effective January 1, 2002. The adoption of SOP 01-6 did not have a material impact on the Company's financial position or results of operations as of June 30, 2002.

Note 5 - Forward-Looking Statements -

        This quarterly report on Form 10-Q includes statements that may constitute forward-looking statements, usually containing the words "believe", "estimate", "expect", "intend", or similar expressions. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements inherently involve risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause future results to vary from current expectations include, but not limited to, the following: changes in economic conditions (both generally and more specifically in the markets in which the company operates); changes in interest rates, deposit flows, and loan demand; changes in real estate values; changes in competition; changes in accounting principles, policies, or guidelines, and changes in government legislation and regulation (which change from time to time and over which the Company has no control); and other risks detailed in this quarterly report on Form 10-Q and the Company's other Securities and Exchange Commission filings. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof.

Homestead Bancorp, Inc. and Subsidiary
Management's Discussion and Analysis
of Financial Condition and Results of Operations

June 30, 2002 and 2001

General

        The following discussion compares the consolidated financial condition of Homestead Bancorp, Inc. (the "Company") and Subsidiary, Homestead Bank (the "Bank") at June 30, 2002 to December 31, 2001 and the results of operations for the six month period ended June 30, 2002 with the same period in 2001. Currently, the business and management of Homestead Bancorp, Inc. is primarily the business and management of the Bank. This discussion should be read in conjunction with the interim consolidated financial statements and footnotes included herein.

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

Changes in Financial Condition

        At June 30, 2002, the Company's total assets, deposits and equity amounted to $133.5 million, $64.6 million, and $12.6 million respectively compared to $121.5 million, $56.6 million, and $12.3 million respectively at December 31, 2001. The increase in total assets of $12 million or 9.9% was due primarily to an increase of $11.9 million in investments in Mortgage-Backed Securities offset by a decrease in the net loan and lease portfolio of 1.4 million or 1.9%. The decrease in the net loan and lease portfolio was due to loan sales and repayments exceeding loan originations. The increase in investments in Mortgage-Backed Securities in the first six months of 2002 was due to new purchases of Mortgage-Backed Securities exceeding repayments.

        The Company's short term borrowing from the Federal Home Loan Bank during the first six months of 2002 was $21.5 million. The Bank uses the proceeds from short term borrowing to finance the purchase of mortgage-backed securities and fund long term fixed rate mortgages. The Company's long term borrowing from the Federal Home Loan Bank increased during the first six months of 2002 by $3.4 million or 11.0%. The Bank uses the proceeds from long term borrowing to fund long term fixed rate mortgages. Deposits with the Bank have increased by $8.0 million or 14.1% in the first six months of 2002, due primarily to the bank opening the new branch office in June of 2001. Other liabilities increased in the first six months of 2002 by $104,000. The equity of the Company increased $348,000 or 2.8% in the first six months of 2002, due primarily to net income of $275,000 and the change in unrealized gain on available for sale securities of $243,000 offset by the repurchase of the Company's common stock in the stock repurchase plan of $107,000 and dividends paid out of $111,000 At June 30, 2002 the Company had repurchased $4.7 million of its common stock. This amount appears in the equity section of the Statement of Financial Condition as Treasury Stock.

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

        Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of June 30, 2002, that the Bank meets all capital adequacy requirements to which it is subject.

        As of June 30, 2002, the most recent notification categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier I risk based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

The Bank's actual capital amounts and ratios are also presented in the table.

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes:		Action Provisions:
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
As of June 30, 2002:
Total Capital (to Risk
Weighted Assets)	$ 11,531	20.40%	$ 4,521	≥ 8.0%	$ 5,652	≥10.0%
Tier I Capital (to Risk
Weighted Assets)	$ 11,206	19.83%	$ 2,261	≥4.0%	$ 3,391	≥6.0%
Tier I Capital (to Average Assets)	$ 11,206	8.42%	$ 5,324	≥4.0%	$ 6,655	≥5.0%

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

Results of Operations

        Net income for the first six months of 2002 was $275,000 compared to $310,000 for the same period of 2001. The decrease in net income of $35,000 or 11.3%, was primarily due to an increase in non-interest expense of $105,000 or 8.6%,combined with a decrease in noninterest income of $71,000 or 27.5%, offset by an increase in net interest income after provision for (recovery of) loan and lease losses of $110,000 or 7.6%. Compensation expense increased by $83,000 or 13.0%, due to the hiring of additional employees for the new branch office and the increase in salaries.

Net Interest Income

        The primary source of earnings for the Company is net interest income; the difference between income generated from interest-earning assets less interest expense on interest-bearing liabilities. The primary factors that affect interest income are changes in the volume and type of interest-earning assets and interest-bearing liabilities, along with changes in market rates. Net interest income for the first six months of 2002 was $1.6 million an increase of $90,000 or 6.2% over the same period of 2001. This increase in net interest income was primarily attributable to a decrease in interest expense of $178,000 or 6.9% offset by a decrease in interest income of $88,000 or 2.2%, over the same period of 2001. Factors contributing to the decrease in interest expense was a decrease in rates paid on short term advances from Federal Home Loan Bank combined with a decrease in interest on deposits. The decrease in interest income was primarily due to a decrease in interest on loans and leases.

        Net interest income for the second quarter of 2002 was $777,000 an increase of $35,000 or 4.7% over the same period of 2001. This increase in net interest income was primarily attributable to a decrease in interest expense of $44,000 or 3.5% offset by a decrease in interest income of $9,000 over the same period of 2001.

        The table of Consolidated Average Balance Sheets and Interest Rate Analysis for the six months ended June 30, 2002 and 2001 on page 12, and the corresponding table of Interest Differentials on page 13, detail the effect of the change in average balances and the change in interest yield and interest cost have on net interest income for the respective periods.

Nonperforming Assets

        Nonperforming assets include non-accrual loans and leases and real estate owned. Loans are considered non-accrual when the principal or interest becomes 91 days past due or when there is uncertainty about the repayment of the principal and interest in accordance with the terms of the loans. Non-accrual loans at June 30, 2002 were $256,000 compared to $149,000 at June 30, 2001. The percentage of non-accrual loans and leases to total loans and leases at June 30, 2002 is ..35% up from .19% at June 30, 2001.

        Real estate owned is properties held for sale acquired through foreclosure or negotiated settlements of debt. At June 30, 2002 the Bank had real estate owned of $131,000 compared to $105,000 at June 30, 2001. Nonperforming assets at June 30, 2002 were .29% of total assets compared to .22% at June 30, 2001.

Homestead Bancorp, Inc. and Subsidiary
CONSOLIDATED AVERAGE BALANCE SHEETS AND INTEREST RATE ANALYSIS
for the six months ended June 30 2002 and 2001

	six months Ended			six months Ended
	June 30 2002			June 30 2001

	AVERAGE		YIELD/	AVERAGE		YIELD/
	BALANCE	INTEREST	RATE	BALANCE	INTEREST	RATE
	(In Thousands)	(In Thousands)		(In Thousands)	(In Thousands)

Interest - Earning Assets:

Loans and Leases Receivable	$73,643	2,780	7.55%	$79,996	3,168	7.92%
Mortgage - Backed Securities	39,771	1,004	5.05%	18,669	628	6.73%
Investment Securities	4,744	96	4.04%	5,516	147	5.33%
Other Interest - Earning Assets	6,541	88	2.69%	5,424	113	4.17%

Total Interest - Earning Assets	$124,699	3,968	6.36%	$109,605	4,056	7.40%

Noninterest - Earning Assets	4,307			3,422

Total Assets	$129,006			$113,027

Interest - Bearing Liabilities:

Deposits	$59,843	1,088	3.63%	$44,394	1,135	5.11%
Federal Home Loan Bank Advances	56,402	1,329	4.71%	55,676	1,460	5.24%

Total Interest-bearing Liabilities	$116,245	2,417	4.16%	$100,070	2,595	5.19%

Noninterest - Bearing Liabilities	515			773

Total Liabilities	$116,760			$100,843

Stockholders' Equity	$12,246			$12,184

Total Liabilities and Stockholders' Equity	$129,006			$113,027

Net Interest Income; Interest Rate Spread		$ 1,551	2.20%		$ 1,461	2.21%

Net Interest Margin as a % of Total Earning Assets			2.49%			2.67%

The accompanying notes are an integral part of these Financial Statements.

Homestead Bancorp, Inc. and Subsidiary
INTEREST DIFFERENTIALS

for the six months ended June 30 2002 and 2001

	June 30 2002 VS June 30 2001

	CHANGE DUE TO		TOTAL
	VOLUME	RATE	CHANGE
	(In Thousands)
Interest - Earning Assets:

Loans and Lease Receivable	$(244)	$(144)	$(388)
Mortgage-Backed Securities	565	(189)	376
Investment Securities	(18)	(33)	(51)
Other Interest-Earning assets	20	(45)	(25)

Total Interest Income	$323	$(411)	$(88)

Interest - Bearing Liabilities:

Deposits	$334	$(381)	$(47)
Federal Home Loan Bank Advances	19	(150)	(131)

Total Interest Expense	$353	$(531)	$(178)

Increase (Decrease) in Interest Differential	$(30)	$120	$90

The accompanying notes are an integral part of these Financial Statements.

Homestead Bancorp, Inc. and Subsidiary
FORM 10-QSB

six months Ended June 30 2002

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

a.)Exhibits:
No exhibits were filed on Form 8-K by the Registrant
during the quarter ended June 30 2002.
b.)Reports:
No reports on Form 8-K were filed by the Registrant
during the quarter ended June 30 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Homestead Bancorp, Inc

Date:	August 14, 2002	BY	/s/Lawrence C. Caldwell, Jr.

Lawrence C. Caldwell, Jr.
President and Chief Executive Officer

Date:	August 9, 2002	BY	/s/Kelly Morse

Kelly Morse
Comptroller

Certification

The undersigned executive officers of the registrant hereby cerity that this Form 10-QSB fully complies with the requirements of Section 13(a) of the Securites Exchange Act of 1934 and and the information contained herein fairly presents, in all material respects, the financial condition and results of operations of the registrant.

Homestead Bancorp, Inc

Date:	August 14, 2002	BY	/s/Lawrence C. Caldwell, Jr.

Lawrence C. Caldwell, Jr.
President and Chief Executive Officer

Date:	August 14, 2002	BY	/s/Kelly Morse

Kelly Morse
Chief Financial Officer