Form 10QSB
period 2002-09-30
HOMESTEAD BANCORP INC
filed 2002-11-14
CIK 1059078

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

Common Stock, par value $.01 per share
(Title of Class)

INDEX
Page
PART I - FINANCIAL INFORMATION

Consolidated Financial Statements:

Consolidated Statements of Financial Condition -
September 30 2002 and December 31, 2001	1 - 2

Consolidated Statements of Income -
for the three and nine month periods ended
September 30 2002 and 2001	3

Consolidated Statements of Stockholders' Equity
for the nine months ended September 30 2002
and 2001	4

Consolidated Statements of Cash Flows -
for the nine months ended September 30 2002
and 2001	5 - 6

Notes to Consolidated Financial Statements	7 - 8

Management's Discussion and Analysis of Financial
Condition and Results of Operations	9 - 13

Controls and Procedures	14

Part II - OTHER INFORMATION

Legal Proceedings	15

Changes in Securities	15

Defaults Upon Senior Securities	15

Submission of Matters to a Vote of Security Holders	15

Other Information	15

Exhibits and Reports on Form 8-K	15

Signatures	16

Certification	17 - 20

Homestead Bancorp, Inc. and Subsidiary
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
As of September 30, 2002 and December 31, 2001

ASSETS

	(UNAUDITED)
	September 30,	December 31,
	2,002	2,001
	(In Thousands)

Cash and Cash Equivalents	$1,941	$896

Interest-bearing Deposits in Other Institutions	5,503	5,204

Securities:

Investment Securities Available
for Sale (Amortized Cost of
$1 million and $1.9 million)	1,019	1,960

Mortgage-Backed Securities
Available for Sale (Amortized
Cost of $52.3 million and $32.4 million)	53,203	32,002

FPB Financial Corp. Stock	181	140

Minden Bancorp Stock	113	-

Federal Home Loan Bank Stock, at Cost	3,150	3,080

Total Securities	57,666	37,182

Loans Held for Sale	890	806

Loans Receivable	69,985	75,241
Leases Receivable	323	134

Total Loans and Leases Receivable	70,308	75,375

Less: Allowance for Loan and Lease Losses	(335)	(338)

Net Loans and Leases Receivable	69,973	75,037

Real Estate Owned	15	104
Premises and Equipment, Net	1,732	1,576
Accrued Interest Receivable	669	655
Other Assets	104	54

Total Assets	$138,493	$121,514

continued

The accompany notes are an integral part of these financial statements.

LIABILITIES AND STOCKHOLDERS' EQUITY

	(UNAUDITED)
	September 30,	December 31,
	2,002	2,001
	(In Thousands)

Deposits	$69,248	$56,623

Advances from Borrowers for Taxes and
Insurance	113	77

Advances from Federal Home
Loan Bank	54,836	52,307

Income Taxes Payable	297	101

Other Liabilities	575	150

Total Liabilities	125,069	109,258

Stockholders' Equity

Common Stock - $.01 Par Value;
10,000,000 Shares Authorized, 1,477,870
Shares Issued in 2002
and 2001	15	15

Paid-in Capital in Excess of Par	12,932	12,919

Retained Earnings - Substantially Restricted	5,270	4,972

Accumulated Other Comprehensive Income	617	(223)

	18,834	17,683

Treasury Stock - 553,024 shares at cost in
2002 and 541,524 shares at cost in 2001	(4,703)	(4,596)

Unearned ESOP Shares	(515)	(582)

Common Stock Acquired by Recognition Plans	(192)	(249)

Total Stockholders' Equity	13,424	12,256

Total Liabilities and Stockholders'
Equity	$138,493	$121,514

The accompany notes are an integral part of these financial statements.

Homestead Bancorp, Inc. and Subsidiary
CONSOLIDATED STATEMENTS OF INCOME
for the three and nine months ended September 30 2002 and 2001

	(Unaudited)		(Unaudited)
	three Months Ended		nine Months Ended
	September 30		September 30
	2002	2001	2002	2001
	(In Thousands)		(In Thousands)

Interest Income:
Loans and Leases	$1361	$1530	4141	$4698
Mortgage-Backed Securities	559	288	1563	916
Investment Securities	42	62	138	209
Other	48	84	136	197

Total Interest Income	2010	1964	5978	6020

Interest Expense:
Deposits	571	607	1659	1742
Borrowings	655	652	1984	2112

Total Interest Expense	1226	1259	3643	3854

Net Interest Income	784	705	2335	2166

Provision for (Recovery of) Loan and Lease
Losses	(3)	5	(9)	19

Net Interest Income After Provision for
(Recovery of) Loan and Lease Losses	787	700	2344	2147

Noninterest Income:
Gain on Sale of Loans	9	15	23	93
Loan Fees and Service Charges	127	105	295	248
Other Income	3	14	8	51

Total Noninterest Income	139	134	326	392

Noninterest Expense:
Compensation and Benefits	373	341	1095	980
Occupancy and Equipment Expense	60	64	191	169
Federal Insurance Premium	2	2	7	6
Net Real Estate Owned Expense	1	1	2	11
Other	225	263	692	726

Total Noninterest Expense	661	671	1987	1892

Income Before Provision for Income
Taxes	265	163	683	647

Income Taxes	89	56	232	230

Net Income	$176	$107	451	$417

Per Share:
Earnings Per Common Share	0.16	0.12	0.51	0.46

Earnings Per Common Share - Assuming Dilution	0.14	0.1	0.45	0.4

Cash Dividends Declared	0.06	0.06	0.18	0.18

The accompany notes are an integral part of these financial statements.

Homestead Bancorp, Inc. and Subsidiary
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
for the nine months ended September 30 2002 and 2001

	(UNAUDITED)	(UNAUDITED)
	September 30	September 30
	2,002	2,001
	(In Thousands)
Common Stock:
Balance - Beginning of Period	$15	$15

Balance - End of Period	$15	$15

Paid-in Capital in Excess of Par:
Balance - Beginning of Period	$12,919	$12,906
Management Plan Distribution	17	19
ESOP Compensation Expense	(4)	(5)

Balance - End of Period	$12,932	$12,920

Retained Earnings:
Balance - Beginning of Period	$4,972	$4,593
Net Income	451	417
Cash Dividends Declared and Paid	(166)	(170)
Stock options exercised	(2)	--
Dividends on ESOP Shares	15	15

Balance - End of Period	$5,270	$4,855

Accumulated Other Comprehensive Income:
Balance - Beginning of Period	$(223)	$(160)
Net Change in Unrealized Gain (Loss)	840	128

Balance - End of Period	$617	$(32)

Treasury Stock
Balance - Beginning of Period	$(4,596)	$(4,010)
Repurchase of Stock	(107)	(563)

Balance - End of Period	$(4,703)	$(4,573)

Unearned Employee Stock Ownership
Plan Shares:
Balance - Beginning of Period	$(582)	$(672)
Shares Released for Allocation	67	67

Balance - End of Period	$(515)	$(605)

Director & Management Recognition Plans:
Balance - Beginning of Period	$(249)	(314)
Plan Distribution	57	65

Balance - End of Period	$(192)	$(249)

Comprehensive Income:
Net Income	$451	$417

Other Comprehensive Income, Net of Tax:
Unrealizied Gains (Losses) on Securities
Available for Sale	840	128

Total Comprehensive Income	$1,291	$545

The accompany notes are an integral part of these financial statements.

Homestead Bancorp, Inc. and Subsidiary
CONSOLIDATED STATEMENTS OF CASH FLOWS

for the nine months ended September 30 2002 and 2001

	(UNAUDITED)
	September 30
	2,002	2,001
	(In Thousands)
Cash Flows From Operating Activities:
Net Income	$451	$417
Adjustments to Reconcile Net Income
to Net Cash Provided by (Used in) Operating
Activities:
Depreciation	55	49
Provision for (Recovery of)
Loan and Lease Losses	(9)	19
Net Amortization(Accretion) of Premiums(Discounts) on Securities	70	--
Stock Dividends on Federal Home
Loan Bank Stock	(70)	(101)
Net (Increase) Decrease in Loans
Held for Sale	(84)	(448)
Unrealized Gain on Trading Security	(54)	--
Loss on Disposal of Equipment	--	11
Other	150	(28)
Change in Assets and Liabilities
(Increase) Decrease in Accrued
Interest Receivable	(14)	23
(Increase) Decrease in Other
Assets	(50)	(38)
Increase (Decrease) in Income
Taxes Payable	196	(31)
Increase (Decrease) in Other
Liabilities	(8)	(333)

Net Cash Provided by (Used in) Operating Activities	633	(460)

Cash Flows From Investing Activities:
Purchases of Property and Equipment	(212)	(770)
Purchases of Real Estate Owned	(9)	--
Maturities of Investment Securities	900	1,000
Purchases of Investment Securities	--	(702)
Maturities of Mortgage-Backed Securities	5,421	4,718
Purchases of Mortgage-Backed
Securities	(25,377)	(6,008)
Purchase of Minden Bancorp Stock	(100)	--
Net (Increase) Decrease in Loans and Leases
Receivable	5,171	3,381

Net Cash Provided by (Used in) Investing Activities	(14,206)	1,619

continued

The accompany notes are an integral part of these financial statements.

	(UNAUDITED)
	June 30
	2,002	2,001
	(In Thousands)
Cash Flows From Financing Activities:
Acquisition of Treasury Stock	(107)	(563)
Net Increase (Decrease) in Money Market Accounts,
NOW Accounts and Savings Accounts	2,271	1,594
Net Increase (Decrease) in Certificates
of Deposit	10,354	10,112
Proceeds from (Repayment of) Federal Home
Loan Bank Advances	2,529	(2,876)
Increase (Decrease) in Advances from
Borrowers for Taxes and Insurance	36	(2)
Dividends Paid on Common Stock	(166)	(170)

Net Cash Provided by (Used In)
Financing Activities	14,917	8,095

Net Increase (Decrease) in Cash and
Cash Equivalents	1,344	9,254

Cash and Cash Equivalents
Beginning of Period	6,100	2,033

Cash and Cash Equivalents
End of Period	$7,444	$11,287

Supplemental Disclosures of Cash flow
Information:
Cash Payments for:
Interest Paid to Depositors	$1,659	$1,742

Interest Paid on Borrowings	$1,984	$2,112

Income Taxes	$232	$213

Supplemental Schedules of Noncash
Investing and Financing Activities:
Real Estate Acquired in Settle-
ment of Loans and Leases	$131	$105

Loan made on Sale of Real Estate Owned	$229	$--

Increase (Decrease) in Unrealized Gain (Loss)
on Securities Available for Sale	$1,273	$193

(Increase) Decrease in Deferred Tax
Effect on Unrealized Gain (Loss) on Securities
Available for Sale	$(433)	$(65)

The accompany notes are an integral part of these financial statements.

Homestead Bancorp, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
September 30, 2002 and 2001

Note 1 - Basis of Presentation -

        The accompanying consolidated financial statements for the periods ended September 30, 2002 and 2001 include the accounts of Homestead Bancorp, Inc. (the "Company") and its wholly owned subsidiary, Homestead Bank (the "Bank"). Currently, the business and management of Homestead Bancorp, Inc. is primarily the business and management of the Bank. All significant intercompany transactions and balances have been eliminated in the consolidation.

        The accompanying unaudited consolidated interim financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the financial statements have been included. It is noted that the results for the first nine months ended September 30, 2002 are no indication of the expected results for the annual period which ends December 31, 2002. Additional information concerning the audited financial statements and notes can be obtained from Homestead Bancorp, Inc.'s annual report and Form 10KSB filed for the period ended December 31, 2001.

Note 2 - Employee Stock Ownership Plan -

        The Company sponsors a leveraged employee stock ownership plan (ESOP) that covers all employees who have at least nine months of service with the Company, and obtained age 20. The ESOP shares initially were pledged as collateral for its debt. The debt is being repaid based on a ten-year amortization and the shares are being released for allocation to active employees annually over the ten-year period. The shares pledged as collateral are deducted from stockholder's equity as unearned ESOP shares in the accompanying balance sheets. ESOP compensation expense was $67,441 for the nine months ended September 30, 2002 based on the annual release of shares.

Note 3 - Dividends and Earnings Per Share -

        The Company declared a quarterly dividend of $.06 for the first, second and third quarters of 2002. Total dividends paid to stockholders in the first nine months of 2002 were $166,000.

        Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding, which is 880,289 for the nine month period ended September 30, 2002. Earnings per common share - assuming dilution, are computed by dividing net income by the weighted average number of shares of common stock outstanding plus the effect of diluted securities, which was 1,013,089 for the nine month period ended September 30, 2002.

Note 4 - Recent Accounting Pronouncements -

In February 2002, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) No. 01-6. SOP 01-6 provides industry-specific guidance and disclosure requirements regarding the accounting for certain transactions by banks, savings institutions and other entities that lend to or finance the activities of others. This pronouncement provides guidance concerning the recognition and measurement of loans, credit losses, investments in Federal Home Loan Bank or Federal Reserve Bank stock, deposit accounts, and purchases and sales of securities. SOP 01-6 is effective for annual and interim financial statements for fiscal years beginning after December 15, 2001. The company has adopted the provisions of SOP 01-6 effective January 1, 2002. The adoption of SOP 01-6 did not have a material impact on the Company's financial position or results of operations as of September 30, 2002.

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

September 30, 2002 and 2001

General

        The following discussion compares the consolidated financial condition of Homestead Bancorp, Inc. (the "Company") and Subsidiary, Homestead Bank (the "Bank") at September 30, 2002 to December 31, 2001 and the results of operations for the nine month period ended September 30, 2002 with the same period in 2001. Currently, the business and management of Homestead Bancorp, Inc. is primarily the business and management of the Bank. This discussion should be read in conjunction with the interim consolidated financial statements and footnotes included herein.

        The Company and Bank's results of operations depend primarily on its net interest income, which is the difference between interest income on interest-earning assets and interest expense on interest bearing liabilities. The Company's principle interest-earning assets are loans and leases, mortgage-backed securities and investment securities. The Company's results of operations also are affected by the provision for losses on loans and leases; the level of its other income, including loan fees and service charges, federal insurance premiums, net real estate owned expense and miscellaneous other expenses; as well as its income tax expense.

Changes in Financial Condition

        At September 30, 2002, the Company's total assets, deposits and equity amounted to $138.5 million, $69.2 million, and $13.4 million respectively compared to $121.5 million, $56.6 million, and $12.3 million respectively at December 31, 2001. The increase in total assets of $17 million or 14% was due primarily to an increase of $21.2 million in investments in Mortgage-Backed Securities offset by a decrease in the net loan and lease portfolio of 5.1 million or 6.8%. The decrease in the net loan and lease portfolio was due to loan sales and repayments exceeding loan originations. The increase in investments in Mortgage-Backed Securities in the first nine months of 2002 was due to deposit growth in the period.

        The Company's short term borrowing from the Federal Home Loan Bank during the first nine months of 2002 was $21.5 million. The Bank uses the proceeds from short term borrowing to finance the purchase of mortgage-backed securities and fund long term fixed rate mortgages. The Company's long term borrowing from the Federal Home Loan Bank decreased during the first nine months of 2002 by $2.5 million or 8.1%. The Bank uses the proceeds from long term borrowing to fund long term fixed rate mortgages. Deposits with the Bank have increased by $12.6 million or 22.3% in the first nine months of 2002, due primarily to the bank opening the new branch office in June of 2001. Other liabilities increased in the first nine months of 2002 by $425,000, the increase is due primarily to an increase in deferred income tax. The increase in deferred taxes, is due to an increase in the unrealized gain on available for sale securities. The equity of the Company increased $1.2 million or 9.3% in the first nine months of 2002, due primarily to net income of $451,000 and the change in unrealized gain on available for sale securities of $840,000 offset by the repurchase of the Company's common stock in the stock repurchase plan of $107,000 and dividends paid out of $166,000. At September 30, 2002 the Company had repurchased $4.7 million of its common stock. This amount appears in the equity section of the Statement of Financial Condition as Treasury Stock.

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

        Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of September 30, 2002, that the Bank meets all capital adequacy requirements to which it is subject.

        As of September 30, 2002, the most recent notification categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier I risk based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

The Bank's actual capital amounts and ratios are also presented in the table.

	Actual		For Capital Adequacy Purposes:		To Be Well Capitalized Under Prompt Corrective Action Provisions:
	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(Dollars in Thousands)

As of September 30, 2002:
Total Capital (to Risk
Weighted Assets)	$ 11,803	21.29%	$ 4,435	>/ 8.0%	$ 5,544	>/ 10.0%
Tier I Capital (to Risk
Weighted Assets)	$ 11,478	20.70%	$ 2,218	>/ 4.0%	$ 3,326	>/ 6.0%
Tier I Capital (to Average
Assets)	$ 11,478	8.36%	$ 5,490	>/ 4.0%	$ 6,862	>/ 5.0%

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

Results of Operations

        Net income for the first nine months of 2002 was $451,000 compared to $417,000 for the same period of 2001. The increase in net income of $34,000 or 8.2%, was primarily due to an increase in net interest income of $169,000 or 7.8%, offset by an increase in non-interest expense of $95,000 or 5% and a decrease of $66,000 in non-interest income. . Compensation expense increased by $115,000 or 11.7%, due to the hiring of additional employees for the new branch office and the increase in salaries.

Net Interest Income

        The primary source of earnings for the Company is net interest income; the difference between income generated from interest-earning assets less interest expense on interest-bearing liabilities. The primary factors that affect interest income are changes in the volume and type of interest-earning assets and interest-bearing liabilities, along with changes in market rates. Net interest income for the first nine months of 2002 was $2.3 million an increase of $169,000 or 7.8% over the same period of 2001. This increase in net interest income was primarily attributable to a decrease in interest expense of $211,000 or 5.5% offset by a decrease in interest income of $42,000 or .7%, over the same period of 2001. Factors contributing to the decrease in interest expense was a decrease in rates paid on short term advances from Federal Home Loan Bank combined with a decrease in interest on deposits. The decrease in interest income was due to a decrease in interest on loans and leases and the decrease in interest rates.

        Net interest income for the third quarter of 2002 was $784,000 an increase of $79,000 or 11.2% over the same period of 2001. This increase in net interest income was primarily attributable to a decrease in interest expense of $33,000 or 2.6% combined with an increase in interest income of $46,000 or 2.3% over the same period of 2001.

        The table of Consolidated Average Balance Sheets and Interest Rate Analysis for the nine months ended September 30, 2002 and 2001 on page 12, and the corresponding table of Interest Differentials on page 13, detail the effect of the change in average balances and the change in interest yield and interest cost have on net interest income for the respective periods.

Nonperforming Assets

        Nonperforming assets include non-accrual loans and leases and real estate owned. Loans are considered non-accrual when the principal or interest becomes 91 days past due or when there is uncertainty about the repayment of the principal and interest in accordance with the terms of the loans. Non-accrual loans at September 30, 2002 were $266,000 compared to $199,000 at September 30, 2001. The percentage of non-accrual loans and leases to total loans and leases at September 30, 2002 is ..38% up from .26% at September 30, 2001.

        Real estate owned is properties held for sale acquired through foreclosure or negotiated settlements of debt. At September 30, 2002 the Bank had real estate owned of $15,000 compared to $104,000 at September 30, 2001. Nonperforming assets at September 30, 2002 were ..20% of total assets compared to .25% at September 30, 2001.

Homestead Bancorp, Inc. and Subsidiary
CONSOLIDATED AVERAGE BALANCE SHEETS AND INTEREST RATE ANALYSIS
for the nine months ended September 30 2002 and 2001

	nine months Ended			nine months Ended
	September 30 2002			September 30 2001

	AVERAGE BALANCE	INTEREST	YIELD/ RATE	AVERAGE BALANCE	INTEREST	YIELD/ RATE
	(In Thousands)	(In Thousands)		(In Thousands)	(In Thousands)

Interest - Earning Assets:

Loans and Leases Receivable	$72,886	4,141	7.58%	$79,458	4,698	7.88%
Mortgage - Backed Securities	42,882	1,563	4.86%	19,302	916	6.33%
Investment Securities	4,616	138	3.98%	5,504	209	5.06%
Other Interest - Earning Assets	6,674	136	2.72%	6,613	197	3.97%

Total Interest - Earning Assets	$127,058	5,978	6.27%	$110,877	6,020	7.24%

Noninterest - Earning Assets	4,728			3,705

Total Assets	$131,786			$114,582

Interest - Bearing Liabilities:

Deposits	$62,701	1,659	3.53%	$46,447	1,742	5.00%
Federal Home Loan Bank Advances	55,976	1,984	4.72%	55,154	2,112	5.10%

Total Interest-bearing Liabilities	$118,677	3,643	4.09%	$101,601	3,854	5.06%

Noninterest - Bearing Liabilities	621			759

Total Liabilities	$119,298			$102,360

Stockholders' Equity	$12,488			$12,222

Total Liabilities and Stockholders' Equity	$131,786			$114,582

Net Interest Income; Interest Rate Spread		$2,335	2.18%		$2,166	2.18%

Net Interest Margin as a % of Total Earning Assets			2.45%			2.60%

Homestead Bancorp, Inc. and Subsidiary
INTEREST DIFFERENTIALS
for the nine months ended September 30 2002 and 2001

	September 30 2002 VS September 30 2001

	CHANGE DUE TO		TOTAL
	VOLUME	RATE	CHANGE
	(In Thousands)
Interest - Earning Assets:

Loans and Lease Receivable	$(383)	$(174)	$(557)
Mortgage-Backed Securities	901	(254)	647
Investment Securities	(31)	(40)	(71)
Other Interest-Earning assets	2	(63)	(61)

Total Interest Income	$489	$(531)	$(42)

Interest - Bearing Liabilities:

Deposits	$511	$(594)	$(83)
Federal Home Loan Bank Advances	31	(159)	(128)

Total Interest Expense	$542	$(753)	$(211)

Increase (Decrease) in Interest Differential	$(53)	$222	$169

Controls and Procedures

The Company's President, acting as its Chief Executive Officer and the Company's Treasurer, acting as its Chief Financial Officer after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15-d-14 (c) as of a date within 90 days of the filing date of the quarterly report (the "Evaluation Date")  have concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities, particularly during the period in which this quarterly report was being prepared.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's disclosure controls and procedures subsequent to the Evaluation Date, nor any significant deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective actions.  As a result, no corrective actions were taken.

Homestead Bancorp, Inc. and Subsidiary
FORM 10-QSB

nine months Ended September 30 2002

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

a.)Exhibits:
No exhibits were filed on Form 8-K by the Registrant
during the quarter ended September 30 2002.
b.)Reports:
No reports on Form 8-K were filed by the Registrant
during the quarter ended September 30 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Homestead Bancorp, Inc

Date:	November 12, 2002	BY	/s/Lawrence C. Caldwell, Jr.

Lawrence C. Caldwell, Jr.
President and Chief Executive Officer

Date:	November 13, 2002	BY	/s/Kelly Morse

Kelly Morse
Comptroller

Certification

I, Kelly Morse, Chief Financial Officer for Homestead Bancorp Inc. certify that:

1.      I have reviewed this quarterly report on Form 10Q of Homestead Bancorp Inc.

2.      Based on my knowledge, this quarterly report does not contain any untrue statements of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.      Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.      The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.       designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.      evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report, September 30, 2002; and

c.       presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.      The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a.       all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b.      any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.      The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regards to significant deficiencies and material weaknesses.

Date: November 12, 2002

BY /s/Kelly Morse
       C.F.O.

Certification

I, L. C. Caldwell, Jr. President and C.E.O. for Homestead Bancorp Inc. certify that:

1.      I have reviewed this quarterly report on Form 10Q of Homestead Bancorp Inc.

2.      Based on my knowledge, this quarterly report does not contain any untrue statements of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.      Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.      The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.       designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.      evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report, September 30, 2002; and

c.       presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.      The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

d.      all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

e.       any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.      The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regards to significant deficiencies and material weaknesses.

Date:  November 12, 2002

BY /s/Lawrence C Caldwell, Jr.
       President and C.E.O.

Certification Pursuant to 18 U.S.C. Code Section 1350,
As Adopted Pursuant to
Section 906 of the Sarbanes-Oxley Act 2002

In connection with the Quarterly Report of Homestead Bancorp Inc. ("the Company") on Form 10-Q for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof, (the "Report"),   I Lawrence C. Caldwell, Jr. President, and C.E.O. of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)   The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)   The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date:  November 12, 2002                                      BY /s/Lawrence C. Caldwell,Jr.                                                                                  President and C.E.O.

Certification Pursuant to 18 U.S.C. Code Section 1350,
As Adopted Pursuant to
Section 906 of the Sarbanes-Oxley Act 2002

In connection with the Quarterly Report of Homestead Bancorp Inc. ("the Company") on Form 10-Q for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof, (the "Report"),   I, Kelly Morse C.F.O. of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)   The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)   The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date:  November 12, 2002                                            BY /s/Kelly Morse                                                                                             C.F.O.