Form 10KSB
period 2002-12-31
HOMESTEAD BANCORP INC
filed 2003-03-28
CIK 1059078

OFFICE OF THRIFT SUPERVISION
Washington, D.C. 20552

FORM 10-KSB

X	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from __________ to _______________

OTS Docket No.: 3606

                 Homestead Bancorp, Inc.
(Exact name of registrant as specified in its charter)

Louisiana	72-1416514
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification Number)

195 North Sixth Street
Ponchatoula, Louisiana	70454
(Address)	(Zip Code)

Registrant's telephone number, including area code:  (985) 386-3379

Securities registered pursuant to Section 12(b) of the Act:
Not Applicable

Securities registered pursuant to Section 12(g) of the Act

Common Stock (par value $.01 per share)
Title of Class

Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   X   No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  Yes         No

Revenues for the year ended December 31, 2002:  $7.8 million.

As of March 18, 2003, the aggregate value of the 790,814 shares of Common Stock of the Registrant issued and outstanding on such date, which excludes shares held by all directors and officers of the Registrant as a group, was approximately $10.5 million.  This figure is based on the last known sales price of $13.25 per share.

Number of shares of Common Stock outstanding as of March 18, 2003: 924,846

DOCUMENTS INCORPORATED BY REFERENCE

                List hereunder the following document incorporated by reference and the Part of the Form 10-KSB  into which the document is incorporated.

(1) Portions of the Annual Report to Stockholders for the year ended December 31, 2002 are incorporated into Part I, Item 1; Part II, Items 5 through 8; and Part III, Item 13 of this Form 10-KSB.

(2) Portions of the definitive proxy statement for the 2003 Annual Meeting of Stockholders are incorporated into Part III, Items 9 through 13 of this Form 10-KSB.

PART I

Item 1.  Description of Business.

General

Homestead Bancorp, Inc. (the Company) is a Louisiana corporation and the unitary holding company of Homestead Bank (the Bank).  The Bank is a federally chartered savings bank, which conducts business through three full-service offices located in Ponchatoula, Amite, and Walker, Louisiana.

References in this document to the Company include the Bank, unless the context otherwise requires.

The Bank is primarily engaged in attracting deposits from the general public through its offices and using such funds to originate loans secured by single-family residences located primarily in Tangipahoa, Livingston and St. Helena Parishes, Louisiana.  In addition to the customary banking services offered to its customers, the Bank also offers other services including drive-up teller services, automated teller machines and internet banking.  At December 31, 2002, the Company had $135.5 million of total assets, $121.9 million of total liabilities, including $67.1 million of deposits, and $13.5 million of stockholders' equity, including $5.4 million of retained earnings.

The Bank is subject to extensive regulation, supervision and examination by the Office of Thrift Supervision ("OTS"), its primary federal regulator, and by the Federal Deposit Insurance Corporation ("FDIC"), which insures its deposits up to applicable limits.  Such regulation and supervision establishes a comprehensive framework of activities in which a Bank may engage and is intended primarily for the protection of depositors and the Savings Bank Insurance Fund ("SAIF") administered by the FDIC.  The Bank is also a member of the Federal Home Loan Bank ("FHLB") of Dallas, which is one of the 12 banks which comprise the FHLB System.  The Bank is further subject to regulations of the Board of Governors of the Federal Reserve System ("Federal Reserve Board") governing reserves required to be maintained against deposits and certain other matters.

This Form 10-KSB includes statements that may constitute forward-looking statements, usually containing the words "believe," "estimate," "project," "expect," "anticipate," "intend," or similar expressions.  These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements inherently involve risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements.  Factors that could cause future results to vary from current expectations include, but are not limited to, the following:  changes in economic conditions (both generally and more specifically in the markets in which the Bank operates); changes in interest rates, deposit flows, and loan demand; changes in real estate values; changes in competition; changes in accounting principles, policies, or guidelines, and changes in government legislation and regulation; and changes in other risks detailed in this Form 10-KSB and the Company's other Securities and Exchange Commission filings. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof.  The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof.

Lending Activities

General.  At December 31, 2002, the Company's net loans and leases receivable (including loans classified as held for sale) totaled $63.7 million, which represented 47.0% of the Company's $135.5 million of total assets at that date.  The principal lending activity of the Bank is the origination of single-family residential loans, consumer loans and, to a lesser extent, construction loans.  At December 31, 2002, $52.6 million or 78.1% of the Company's total loans and leases (including loans held for sale) consisted of single-family residential loans.  Consumer loans totaled $9.2 million at such date, representing 13.7% of the total loan and lease portfolio.  Unimproved land loans aggregated $25,000 at December 31, 2002.

The types of loans that the Bank may originate are subject to federal and state laws and regulations.  Interest rates charged by the Bank on loans are affected principally by the demand for such loans and the supply of money available for lending purposes and the rates offered by its competitors.  These factors are, in turn, affected by general and economic conditions, the monetary policy of the federal government, including the Federal Reserve Board, legislative and tax policies, and governmental budgetary matters.

A federal savings institution generally may not make loans to one borrower and related entities in an amount which exceeds the greater of (1) 15% of its unimpaired capital and surplus, although loans in an amount equal to an additional 10% of unimpaired capital and surplus may be made to a borrower if the loans are fully secured by readily marketable securities, or (2) $500,000.  At December 31, 2002, the Bank's limit on loans-to-one borrower was $2.0 million and its five largest loans or groups of loans-to-one borrower, including related entities, aggregated $750,000, $478,000, $461,000, $408,000 and $367,000.  All of the Bank's five largest loans or groups of loans were performing in accordance with their terms at December 31, 2002.

Loan and Lease Portfolio Composition.  The following information called for by Item 1 is included in the 2002 Annual Report in the section titled "Notes to the Consolidated Financial Statements," Note 3 - Loans and Leases Receivable, and is incorporated herein by reference.

            An Analysis of Loans and Leases Receivable at December 31, 2002 and 2001.

Contractual Terms to Final Maturities.  The following information called for by Item 1 is included in the 2002 Annual Report in the section titled "Management's Discussion and Analysis of Financial Condition and Results of Operations," Interest Rate Sensitivity Table, and is incorporated herein by reference.

            Maturities  and Sensitivities  of Loans  and Leases  to Changes  in  Interest Rates at December 31, 2002.

The following table sets forth the dollar amount of all loans and leases, before net items, due after one year from December 31, 2002, which have fixed interest rates or which have floating or adjustable interest rates.

	Fixed	Floating or Adjustable
	Rates	Rates	Total
	(In Thousands)
Single-family residential Loans	$ 45,400	$ -	$ 45,400
Single-family residential Leases	141	-	141
Consumer loans	8,070	-	8,070
Lines of credit	-	3,839	3,839
Total	$ 53,611	$ 3,839	$ 57,450

Scheduled contractual maturities of loans do not reflect the actual expected term of the Company's loan and lease portfolio.  The average life of loans and leases is substantially less than their average contractual terms because of prepayments and due-on-sale clauses, which give the Bank the right to declare a conventional loan immediately due and payable in the event, among other things, that the borrower sells the real property subject to the mortgage and the loan is not repaid.  The average life of mortgage loans tends to increase when current mortgage loan rates are higher than rates on existing mortgage loans and, conversely, decrease when rates on existing mortgage loans are lower than current mortgage loan rates (due to refinancing of adjustable-rate and fixed-rate loans at lower rates).  Under the latter circumstance, the weighted average yield on loans decreases as higher yielding loans are repaid or refinanced at lower rates.

Origination, Purchase and Sale of Loans.  The lending activities of the Bank are subject to the written, non-discriminatory, underwriting standards and loan origination procedures established by the Bank's Board of Directors and management.  Loan originations are obtained by a variety of sources, including referrals from real estate brokers, developers, builders, existing customers, newspaper, radio and walk-in customers.  Loan applications are taken by lending personnel, and the loan department supervises the procurement of credit reports, appraisals and other documentation involved with a loan.  Property valuations are generally performed by independent outside appraisers approved by the Bank's Board of Directors.

The Bank's loan approval process is intended to assess the borrower's ability to repay the loan, the viability of the loan and the adequacy of the value of the property that will secure the loan.  A loan application file is first reviewed by a loan officer.  If the mortgage loan is to be retained in the portfolio, it must be approved by either the Board of Directors or the Executive Committee.  If the mortgage loan is being originated for sale into the secondary market, a mortgage loan underwriter may approve the loan after obtaining FNMA Direct Underwriting approval or a written commitment from an investor in the secondary market to purchase the loan upon origination.  With respect to consumer loans, the consumer loan manager has the authority to approve unsecured loans up to $10,000 and secured loans up to $50,000.  Consumer loans in excess of these amounts must be approved by either the Board of Directors or the Executive Committee.

The Bank generally sells all of its newly-originated fixed-rate residential mortgage loans in the secondary market in order to manage its interest rate risk.  The residential loans are generally made on terms, conditions and documentation which permit the sale to the Federal Home Loan Mortgage Corporation ("FHLMC"), the Federal National Mortgage Association ("FNMA"), the Government National Mortgage Association ("GNMA") and other institutional investors in the secondary market.  Loans originated with the intention of being sold are accounted for as "loans held for sale" and are carried on the consolidated balance sheet at the lower of cost or estimated market value in the aggregate.  At December 31, 2002, the amount of loans held for sale was $677.000.

The Bank has entered into agreements with outside third parties to sell loans that it originates on a servicing and servicing released basis.  The origination of the loans are not approved by the Bank until it has obtained a written commitment from a third party to purchase the loan when it is originated. The Bank may be required to repurchase a loan if it becomes 60 days or more delinquent within four to six months following the date of sale, as specified in the agreement, or if any representations and warranties regarding the loans are not accurate.  The total amount of loans sold with recourse pursuant to these agreements totaled $1.1 million for 2002.  As of December 31, 2002 the Bank has not been required to repurchase any of the loans sold with recourse, and as a result no allowance for losses has been established with respect to these loans.  During 2001, the Bank entered into an agreement with a third party whereby eligible loans were pre-approved by and sold to the third party. The total loans sold, without recourse, to the third party but which are serviced by the Bank were $29.2 million at December 31, 2002.

Historically, the Bank has not purchased loans or participation interests in loans (excluding mortgage-backed securities) and does not currently intend to become an active purchaser of loans in the foreseeable future.

Single-Family Residential Real Estate Loans.  Historically, the Bank has concentrated its lending activities on the origination of loans secured primarily by first mortgage liens on existing single-family residences.  At December 31, 2002, $52.6 million or 78.1% of the Company's total loan and lease portfolio consisted of such loans (including loans held for sale).  These single-family residential loans included $136,000 of second mortgages and $3.8 million of lines of credit at December 31, 2002, representing 0.2% and 5.7%, respectively, of the total loan and lease portfolio at such date.

The Bank originates long-term, fixed-rate single-family residential loans in order to provide a full range of products to its customers, but generally only under terms, conditions and documentation which  permit the sale thereof  in the secondary market.  The amount of such originations totaled $1.0 million, $4.4 million, and $2.0 million in 2002, 2001 and 2000 respectively, and the amount of such loans sold totaled $1.1 million, $3.6 million, and $1.8 million in 2002, 2001 and 2000, respectively.  At December 31, 2002, approximately $46.1 million or 94.6% of the permanent single-family residential loans in the Bank's loan portfolio (including loans held for sale) consisted of loans which provide for fixed rates of interest.  Although these loans provide for repayments of principal over a fixed period of up to 30 years, it is the Bank's experience that such loans remain outstanding for a substantially shorter period of time.

In 1995, the Bank began offering 15-year fixed-rate residential mortgage loans for retention in its portfolio.  These fixed-rate loans retained in the portfolio have a loan-to-value ("LTV") ratio of 80% or below.  Commencing February 1998, the Bank amended its policy to provide for the retention of 30-year, fixed-rate residential mortgage loans, with such loans to be funded with long-term FHLB advances.

The Bank generally does not offer discounted interest rates on its adjustable-rate mortgages (ARMs). There is a cap on the amount of any increase or decrease in the interest rate per year and various caps, depending on when the loan was originated, on the amount which the interest rate can increase or decrease over the life of the loan.  The Bank's adjustable-rate loans currently being originated are not assumable and do not contain prepayment penalties.  The Bank has not engaged in the practice of using a cap on the payments that could allow the loan balance to increase rather than decrease, resulting in negative amortization, although it has on a limited basis extended the maturity of the loan.  Approximately $2.6 million or 5.4% of the permanent single-family residential loans in the Company's loan and lease portfolio at December 31, 2002 (including loans held for sale) had adjustable interest rates.

The demand for adjustable-rate loans in the Bank's primary market area has been a function of several factors, including the level of interest rates, the expectations of changes in the level of interest rates and the difference between the interest rates and loan fees offered for fixed-rate loans and adjustable-rate loans.  The relative amount of fixed-rate and adjustable-rate residential loans that can be originated at any time is largely determined by the demand for each in a competitive environment. Due to the generally lower rates of interest prevailing in recent periods, the Bank's originations of adjustable-rate, single-family residential loans decreased as consumer preference for fixed-rate loans increased.

Adjustable-rate loans decrease the risks associated with changes in interest rates but involve other risks, primarily because as interest rates rise, the payment by the borrower rises to the extent permitted by the terms of the loan, thereby increasing the potential for default.  At the same time, the marketability of the underlying property may be adversely affected by higher interest rates.  The Bank believes that these risks, which have not had a material adverse effect on the Bank to date, generally are less than the risks associated with holding fixed-rate loans in an increasing interest rate environment.  In addition, the Bank minimizes the credit risks associated with ARMs by (i) imposing a maximum LTV ratio of 75% on such loans and (ii) requiring that the borrower's payments based on the initial interest rate not exceed 20% of the borrower's income.

The Bank is permitted to lend up to 100% of the appraised value of the real property securing a residential loan; however, if the amount of a residential loan originated or refinanced exceeds 90% of the appraised value, the Bank is required by federal regulations to obtain private mortgage insurance on the portion of the principal amount that exceeds 80% of the appraised value of the security property.  Pursuant to underwriting guidelines adopted by the Board of Directors, the Bank will lend up to 95% of the appraised value of the property securing a fixed-rate, single-family residential loan which is being originated for sale, and generally requires borrowers to obtain private mortgage insurance on the portion of the principal amount of the loan that exceeds 80% of the appraised value of the security property.  The maximum LTV ratio for ARMs is 75% of the appraised value of the property.

The Bank generally requires title insurance insuring the priority and validity of its mortgage lien, as well as fire and extended coverage casualty insurance in order to protect the properties securing its residential and other mortgage loans.  Borrowers may be required to advance funds, with each monthly payment of principal and interest, to a loan escrow account from which the Bank makes disbursements for items such as real estate taxes, hazard insurance premiums and mortgage insurance premiums as they become due.  The properties securing all of the Bank's mortgage loans are appraised by independent appraisers approved by the Board of Directors.

Construction Loans.  The Bank makes construction loans to individuals for the construction of their residences, provided that the borrower has also been approved for permanent financing in accordance with the Bank's underwriting policies for single-family residential loans.  The funds are disbursed as various phases of the construction are completed, subject to written approval of on-site inspections by building inspectors.  Upon completion of the construction, the loan is transferred to permanent financing status.  At December 31, 2002, construction loans amounted to $5.3 million or 7.9% of the Company's total loan and lease portfolio (including loans held for sale).

Construction lending is generally limited to the Bank's primary lending area.  Construction loans are structured to be converted to permanent loans at the end of the construction phase, which typically does not exceed one year.  Construction loans have rates and terms which generally match the non-construction loans then offered by the Bank, except that during the construction phase the borrower only pays interest on the loan.  Advances are made on a percentage of completion basis. Construction loans are underwritten pursuant to the same general guidelines used for originating permanent loans.  Construction financing is generally considered to involve a higher degree of risk of loss than long-term financing on improved, owner-occupied real estate because of the uncertainties of construction, including the possibility of costs exceeding the initial estimates and the need to obtain a tenant or purchaser if the property will not be owner-occupied.  The Bank generally attempts to mitigate the risks associated with construction lending by, among other things, lending primarily in its market area and using low loan-to-value ratios in the underwriting process.

Consumer Loans.  Subject to restrictions contained in applicable federal laws and regulations, the Bank  is authorized to make loans for a wide variety of personal or consumer purposes.  At December 31, 2002, $9.2 million or 13.7% of the Company's total loan and lease portfolio (including loans held for sale) consisted of consumer loans.

The Bank originates consumer loans in order to provide a full range of financial services to its customers and because such loans generally have shorter terms and higher interest rates than residential mortgage loans.  The consumer loans offered by the Bank include home equity and improvement loans, loans secured by deposit accounts in the Bank, automobile loans, mobile home loans and other miscellaneous loans.  In addition, the Bank offers home equity lines of credit.

Home equity and improvement loans are originated by the Bank for up to 80% of the appraised value, less the amount of any existing prior liens on the property.  The Bank secures the loan with a mortgage on the property (generally a second mortgage) and will originate the loan even if another institution holds the first mortgage.  Second mortgages originated through the consumer loan department generally have fixed interest rates and shorter terms than the second mortgages originated through the mortgage loan department, which are included in single-family residential loans.  The loans have a maximum term of 12 years.  The Bank has increased its emphasis on these loans in recent years.  The home equity lines of credit have a 10-year term and an interest rate equal to the prime rate published in the Wall Street Journal plus 1%, adjustable monthly.  At December 31, 2002, home equity and improvement loans totaled $3.9 million or 5.9% of the Company's total loan and lease portfolio (including loans held for sale).

The Bank offers loans secured by deposit accounts in the Bank, which amounted to $424,000 or 0.6% of the Company's total loan and lease portfolio (including loans held for sale) at December 31, 2002.  Such loans are originated for up to 100% of the account balance, with a hold placed on the account restricting the withdrawal of the account balance.  The interest rate on the loan is equal to the interest rate paid on the account plus 3.0%.

The Bank offers automobile loans on both new and used vehicles, with most of the loans secured by used vehicles.  The automobile loans have terms of up to five years and have fixed interest rates. Automobile loans amounted to $574,000 or 0.9% of the total loan and lease portfolio (including loans held for sale) at December 31, 2002.

The Bank originates mobile home loans, which amounted to $150,000 or 0.2% of the total loan and lease portfolio (including loans classified as held for sale) at December 31, 2002.

Other consumer loans primarily consist of unsecured loans and loans secured by personal property. These loans amounted to $4.2 million or 6.2% of the total loan and lease portfolio (including loans held for sale) at December 31, 2002.

Consumer loans generally have shorter terms and higher interest rates than mortgage loans but generally involve more credit risk than mortgage loans because of the type and nature of the collateral and, in certain cases, the absence of collateral.  In addition, consumer-lending collections are dependent on the borrower's continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness and personal bankruptcy.  In most cases, any repossessed collateral for a defaulted consumer loan will not provide an adequate source of repayment of the outstanding loan balance because of improper repair and maintenance of the underlying security.  The remaining deficiency often does not warrant further substantial collection efforts against the borrower.  The Bank believes that the generally higher yields earned on consumer loans compensate for the increased credit risk associated with such loans and that consumer loans are important to its efforts to increase rate sensitivity, shorten the average maturity of its loan portfolio and provide a full range of services to its customers.

Commercial Real Estate and Land Loans.  At December 31, 2002, $25,000 or 0.1% of the Company's total loan and lease portfolio (including loans held for sale) consisted of land loans, secured by unimproved property located within the Bank's market area.  At December 31, 2002, the Bank had no commercial real estate loans.

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

Leases Receivable.  At December 31, 2002, the Company had leases totaling $215,000 or 0.3% of the total loan and lease portfolio (including loans held for sale).  The leases receivable are bond for deed contracts in which the Bank retains title to the property until all payments are made on the contract, at which time the Bank transfers the title to the lessee.  The lease terms range from 15 to 30 years, and the leases are classified as sales-type leases.  During 1996, with respect to bond for deed contracts which met the Bank's lending requirements, the Bank offered the lessees the option of converting their leases to contract deed loans at which time title passed to the mortgagee.  The Bank originated one lease in 2002.

All of the Bank's leases receivable were originated in connection with the sale of real estate owned by the Bank.  Of the $215,000 of leases at December 31, 2002, $152,000 or 70.7% of the total leases were for single-family residences.  The remaining amount consists of one commercial real estate lease totaling $63,000 at December 31, 2002, which was originated more than 10 years ago.  In order to facilitate the sale of the real estate owned, the Bank offers up to 100% financing on the leases to qualified borrowers.  At December 31, 2002, no leases were delinquent 90 days or more.

From the lessee's standpoint, the lease receivable is very similar to a mortgage on the property, except that the title to the property is retained by the Bank during the term of the lease.  The lessee is responsible for the payment of property taxes and insurance on the property.  The advantage of a lease receivable to the Bank is that if the lessee defaults on the payments, the Bank does not have to institute foreclosure proceedings to obtain title to the property.

Loan Origination and Other Fees.  In addition to interest earned on loans, the Bank receives loan origination fees or "points" for originating loans.  Loan points are a percentage of the principal amount of the mortgage loan and are charged to the borrower in connection with the origination of the loan.

In accordance with SFAS No. 91, which deals with the accounting for non-refundable fees and costs associated with originating or acquiring loans, the Bank's loan origination fees and certain related direct loan origination costs are offset, and the resulting net amount is deferred and amortized as interest income over the contractual life of the related loans as an adjustment to the yield of such loans.

Asset Quality

General.  When a borrower fails to make a required payment on a loan, the Bank attempts to cure the deficiency by contacting the borrower and seeking payment.  Late charges are generally imposed following the tenth day after a payment is due.  In most cases, deficiencies are cured promptly.  If a delinquency extends beyond 30 days, the loan and payment history are reviewed and efforts are made to collect the loan.  While the Bank generally prefers to work with borrowers to resolve such problems, the Bank institutes foreclosure or other proceedings as necessary to minimize any potential loss.

Loans are placed on non-accrual status when, in the judgment of management, the probability of collection of interest is deemed to be insufficient to warrant further accrual.  When a loan is placed on non-accrual status, previously accrued but unpaid interest is deducted from interest income.  As a matter of policy, the Bank discontinues the accrual of interest income when the loan becomes more than 90 days past due as to principal or interest.

Real estate acquired by the Bank as a result of foreclosure or by deed-in-lieu of foreclosure and loans deemed to be in-substance foreclosed under U.S. generally accepted accounting principles are classified as real estate owned until sold.  Pursuant to a statement of position ("SOP 92-3") issued by the AICPA in April 1992, which provides guidance on determining the balance sheet treatment of foreclosed assets in annual financial statements, there is a rebuttable presumption that foreclosed assets are held for sale and such assets are recommended to be carried at the lower of fair value minus estimated costs to sell the property, or cost (generally the balance of the loan on the property at the date of acquisition).  After the date of acquisition, all costs incurred in maintaining the property are expensed and costs incurred for the improvement or development of such property are capitalized up to the extent of their net realizable value.  The Bank's accounting for its real estate owned complies with the guidance set forth in SOP 92-3.

Delinquent Loans and Leases.  The following table sets forth information concerning delinquent loans and leases at December 31, 2002, in dollar amount and as a percentage of the Company's total loan and lease portfolio.  The amounts presented represent the total outstanding principal balances of the related loans and leases, rather than the actual payment amounts which are past due.  At December 31, 2002, the Company had no commercial real estate loans, construction loans or land loans which were delinquent 30 or more days.

	Single-Family Residential		Consumer		Total
	Amount	%	Amount	%	Amount	%
Loans and leases	(Dollars in Thousands)
delinquent for:
30 - 59 days	$ 888	49%	$ 221	65%	$ 1,109	52%
60 - 90 days	592	33	73	21	665	31
90 days and over	312	18	49	14	361	17
Total delinquent loans and leases	$ 1,792	100%	$ 343	100%	$ 2,135	100%

Non-Performing Assets.  The following table sets forth the amounts and categories of the Company's non-performing assets at the dates indicated.  The Company did not have any accruing loans 90 days or more delinquent or troubled debt restructurings at any of the dates presented.

	December 31,
	2002	2001
	(Dollars in Thousands)
Non-accruing loans and leases:
Single-family residential	$ 312	$ 295
Consumer	49	-

Total non-accruing loans and leases	361	295
Real estate owned	-	104

Total non-performing assets	$ 361	$ 399

Total non-performing loans and
leases as a percentage of total
loans and leases	0.54%	0.38%

Total non-performing assets as a
percentage of total assets	0.27%	0.33%

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

Exclusive of assets classified as loss which have been fully reserved or charged-off, the Company's classified assets at December 31, 2002 consisted of $361,000 of assets classified as substandard, which represented 0.3% of total assets.

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

The following table sets forth an analysis of the Company's allowance for loan and lease losses during the periods indicated.

	Year Ended December 31,
	2002	2001
	(Dollars in Thousands)
Total loans and leases outstanding at end of period (1)	$ 67,327	$ 78,623
Average loans and leases outstanding (1)	$ 71,639	$ 79,393
Balance at beginning of year	$ 338	$ 328
Charge-offs	(8)	(7)
Recoveries	-	-
Net charge-offs	(8)	(7)
Provision for allowance for losses	10	17
Balance at end of year	$ 340	$ 338
Allowance for loan and lease losses as a percent of total loans and leases outstanding	0.50%	0.43%
Ratio of net charge-offs to average loans and leases outstanding	0.01%	0.01%

(1)   Total and average loans outstanding include loans classified as held for sale at or during the respective dates or periods.

The following table presents the allocation of the Company's allowance for loan losses by type of loan at each of the dates indicated.

December 31,
	2002		2001

		Loan		Loan
	Amount	Category	Amount	Category
	of	as a % of	of	as a % of
	Allowance	Total Loans	Allowance	Total Loans
One to four family residential	$ 340	100.00%	$ 338	100.00%
Construction	-	-	-	-
Consumer	-	-	-	-
Lease	-	-	-	-
Total	$ 340	100.00%	$ 338	100.00%

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

At December 31, 2002, the carrying value of the Company's mortgage backed securities amounted to $44.2 million, which represented 32.6% of the Company's $135.5 million of total assets at that date. All of the $44.2 million of mortgage-backed securities at December 31, 2002 were insured or guaranteed by the GNMA, the FHLMC, FNMA, or SBA and all of the mortgage-backed securities had adjustable rates of interest at December 31, 2002. The amortized cost of mortgage-backed securities available for sale at December 31, 2002 was $43.3 million.

Mortgage-backed securities generally yield less than the loans which underlie such securities because of their payment guarantees or credit enhancements which offer nominal credit risk.  In addition, mortgage-backed securities are more liquid than individual mortgage loans and may be used to collateralize borrowings or other obligations of the Company.

The following table sets forth the composition of the Company's mortgage-backed securities portfolio at each of the dates indicated.

	December 31,
	2002	2001
	(In Thousands)
Mortgage-backed securities available for sale:
FNMA	$ 18,432	$ 21,569
FHLMC	6,944	6,344
GNMA	17,837	2,924
SBA	939	1,165

Total	$ 44,152	$ 32,002

Investment Securities

The Company has authority to invest in various types of liquid assets, including United States Treasury obligations, securities of various federal agencies and of state and municipal governments, certificates of deposit at federally-insured banks and savings institutions, certain bankers' acceptances and federal funds.  Each purchase of an investment security is approved by the Board of Directors.  The Company's investment securities are carried in accordance with generally accepted accounting principles.  All of the Company's investment securities were available for sale at December 31, 2002.

The following table sets forth certain information relating to the Company's investment securities portfolio at the dates indicated.

December 31,
	2002		2001
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
(In Thousands)
U.S. Agency Securities	$ 701	$ 704	$ 1,902	$ 1,960

The following table sets forth the amount of the Company's investment securities which mature during each of the periods indicated and the weighted average yields for each range of maturities at December 31, 2002.  None of the investments mature after one year.

at December 31, 2002
		Weighted	Over One	Weighted
	One Year	Average	Year Through	Average
	or Less	Yield	Five Years	Yield
(Dollars in Thousands)
U.S. Agency Securities	$ 701	4.63%	$ -	-

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

Deposits.  The Bank's deposit products include a broad selection of deposit instruments, including NOW accounts, money market accounts, passbook accounts, term certificate accounts and brokered deposits.  Deposit account terms vary, with the primary differences being the minimum balance required, the time periods the funds must remain on deposit and the interest rate.

The Bank's deposits are obtained primarily from residents of Tangipahoa and Livingston Parishes and, to a lesser extent, St. Helena Parish.  Management of the Bank estimates that less than 1% of the Bank's deposits are obtained from customers residing outside of Louisiana.

Interest rates paid, maturity terms, service fees and withdrawal penalties are established by the Bank on a periodic basis.  Determination of rates and terms are predicated on funds acquisition and liquidity requirements, rates paid by competitors, growth goals and federal and state regulations.

The following information called for by Item 1 is included in the 2002 Annual Report in the section titled "Notes to the Consolidated Financial Statements," Note 8 - Deposits, and is incorporated herein by reference.

           An analysis of Deposits at December 31, 2002 and 2001.

The following table presents the average balance of each type of deposit and the average rate paid on each type of deposit for the periods indicated.

	For the Year Ended December 31,
	2002		2001
	Average	Average	Average	Average
	Balance	Rate Paid	Balance	Rate Paid
Passbook savings accounts	$ 6,837	1.78%	$ 4,364	2.22%
Demand and NOW accounts	3,875	1.28	2,439	1.33
MMDAs	688	1.28	421	1.33
Certificates of deposit	52,573	3.80	39,245	5.49
Brokered Deposits	-	-	2,500	6.06
Total interest-bearing Deposits	$ 63,973	3.40%	$ 48,969	4.79%

The following table shows the interest rate and maturity information for the Bank's certificates of deposit at December 31, 2002.

	One Year	Over 1	Over 2	Over	Over
	or Less	to 2 Years	to 3 Years	3 Years	4 Years	Total
1.00%-3.99%	$ 38,469	$ 3,715	$ -	$ -	$ 1,320	$ 43,504
4.00%-5.99%	5,919	527	146	381	2,317	9,290
6.00%-7.99%	576	-	159	-	-	735
Total	$ 44,964	$ 4,242	$ 305	$ 381	$ 3,637	$ 53,529

Certificates of Deposit Maturing in Quarter Ending:	Amount
(In Thousands)
March 31, 2003	$ 5,576
June 30, 2003	2,823
September 30, 2003	1,485
December 31, 2003	731
After December 31, 2003	2,105
Total certificates of deposit with balances of $100,000 or more	$ 12,720

Borrowings.  The Bank may obtain advances from the FHLB of Dallas upon the security of the common stock it owns in that bank, certain of its residential mortgage loans and mortgage-backed securities, provided certain standards related to creditworthiness have been met.  Such advances are made pursuant to several credit programs, each of which has its own interest rate and range of maturities.  Such advances are generally available to meet seasonal and other withdrawals of deposit accounts and to permit increased lending.  See "Regulation - The Bank - Federal Home Loan Bank System."

The Company had $54.0 million of FHLB advances outstanding at December 31, 2002, compared to $52.3 million at December 31, 2001.  Specific mortgage-backed securities, with a carrying value of approximately $13.9 million at December 31, 2002, were pledged to the FHLB as collateral for the advances. In addition, the performing single-family loans are pledged under a blanket lien as collateral securing these advances.

The following table sets forth certain information regarding borrowings at or for the dates indicated:

	At or for the Year Ended December 31,
	2002	2001
	(Dollars in Thousands)
FHLB advances:
Average balance outstanding	$ 55,614	$ 54,512
Maximum amount outstanding
at any month-end during the year	$ 57,104	$ 56,431
Balance outstanding at end of year	$ 53,964	$ 52,307
Average interest rate during the year	4.73%	5.04%
Weighted average interest rate
at end of year	4.79%	5.03%

Subsidiaries

At December 31, 2002, the Company's only subsidiary is the Bank.

Employees

The Company had 27 full-time employees and one part-time employee at December 31, 2002.  None of these employees is represented by a collective bargaining agent, and the Company believes that it enjoys good relations with its personnel.

 Competition

The Bank faces strong competition both in attracting deposits and in making real estate loans. Its most direct competition for deposits has historically come from other savings institutions, credit unions and commercial banks located in Tangipahoa and Livingston Parishes, Louisiana, including many large financial institutions which have greater financial and marketing resources available to them.  In addition, the Bank has faced additional significant competition for investors' funds from short-term money market securities, mutual funds and other corporate and government securities.  The ability of the Bank to attract and retain savings deposits depends on its ability to generally provide a rate of return, liquidity and risk comparable to that offered by competing investment opportunities.

The Bank experiences strong competition for loans principally from other savings institutions, commercial banks, credit unions and mortgage banking companies.  The Bank competes for loans principally through the interest rates and loan fees it charges and the efficiency and quality of services it provides borrowers.  Competition may increase as a result of the continuing reduction of restrictions on the interstate operations of financial institutions and the anticipation of refinancing activity remaining fairly stable.

REGULATION

The following brief discussion of certain laws and regulations which are applicable to the Company and the Bank, as well as descriptions of laws and regulations contained elsewhere herein, summarizes the aspects of such laws and regulations which are deemed to be material to Homestead Bancorp, Inc. and Homestead Bank.  However, the summary does not purport to be complete and is qualified in its entirety by reference to the applicable laws and regulations.

The Company

Holding Company Acquisitions.  The Company is a savings and loan holding company within the meaning of the Home Owners' Loan Act, as amended ("HOLA"), and registered with the OTS.  Federal law generally prohibits a savings and loan holding company, without prior OTS approval, from acquiring the ownership or control of any other savings institution or savings and loan holding company, or all, or substantially all, of the assets or more than 5% of the voting shares thereof. These provisions also prohibit, among other things, any director or officer of a savings and loan holding company, or any individual who owns or controls more than 25% of the voting shares of such holding company, from acquiring control of any savings institution not a subsidiary of such savings and loan holding company, unless the acquisition is approved by the OTS.

Holding Company Activities.  The Company operates as a unitary savings and loan holding company. Generally, there are limited restrictions on the activities of a unitary savings and loan holding company and its non-savings institution subsidiaries.  However, if the OTS determines that there is reasonable cause to believe that the continuation by a savings and loan holding company of an activity constitutes a serious risk to the financial safety, soundness or stability of its subsidiary savings institution, the OTS may impose such restrictions as deemed necessary to address such risk, including limiting (i) payment of dividends by the savings institution; (ii) transactions between the savings institution and its affiliates; and (iii) any activities of the savings institution that might create a serious risk that the liabilities of the holding company and its affiliates may be imposed on the savings institution.  If the savings institution subsidiary of such a holding company fails to meet the QTL test, as discussed under "-The Bank - Qualified Thrift Lender Test," then such unitary holding company also shall become subject to the activities restrictions applicable to multiple savings and loan holding companies and, unless the savings institution requalifies as a QTL within one year thereafter, shall register as, and become subject to the restrictions applicable to, a bank holding company.  See "- The Bank - Qualified Thrift Lender Test."

Every savings institution subsidiary of a savings and loan holding company is required to give the OTS at least 30 days' advance notice of any proposed dividends to be made on its guarantee, permanent or other non-withdrawable stock, or else such dividend will be invalid. See "- The Bank - Capital Distribution Regulation."

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

In general, the extent to which a savings institution or its subsidiaries may engage in certain "covered transactions" with affiliates is limited to an amount equal to 10% of the institution's capital and surplus, in the case of covered transactions with any one affiliate, and to an amount equal to 20% of such capital and surplus, in the case of covered transactions with all affiliates. In addition, a savings institution and its subsidiaries may engage in covered transactions and certain other transactions only on terms and under circumstances that are substantially the same, or at least as favorable to the savings institution or its subsidiary, as those prevailing at the time for comparable transactions with nonaffiliated companies. A "covered transaction" is defined to include a loan or extension of credit to an affiliate; a purchase of investment securities issued by an affiliate; a purchase of assets from an affiliate, with certain exceptions; the acceptance of securities issued by an affiliate as collateral for a loan or extension of credit to any party; or the issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate.

In addition, a savings institution may not make a loan or extension of credit to an affiliate unless the affiliate is engaged only in activities permissible for bank holding companies; a savings institution may not purchase or invest in securities of an affiliate other than shares of a subsidiary; a savings institution may not purchase a low-quality asset from an affiliate; or a savings institution may not engage in covered transactions and certain other transactions between a savings institution or its subsidiaries and an affiliate except on terms and conditions that are consistent with safe and sound banking practices. With certain exceptions, each loan or extension of credit by a savings institution to an affiliate must be secured by collateral with a market value ranging from 100% to 130% (depending on the type of collateral) of the amount of the loan or extension of credit.

The OTS regulation generally excludes all non-bank and non-savings institution subsidiaries of savings institutions from treatment as affiliates, except to the extent that the OTS or the Federal Reserve Board decides to treat such subsidiaries as affiliates. OTS regulations also provide that certain classes of savings institutions may be required to give the OTS prior notice of affiliate transactions.

Repurchase of Stock.  On July 12, 2000, the Office of Thrift Supervision (OTS) amended its regulations on stock repurchases. Under the old regulations, a company could not repurchase any of its common stock, for the first year after the public offer, and in years two and three only up to 25% of  the total  outstanding, with OTS approval.  Under the new regulations adopted by the OTS on July 12, 2000, a company cannot repurchase any common stock in the first year after the public offering, but after the first year a company can repurchase any amount of its common stock without OTS approval.  As a result of the new regulations the Board of Directors of Homestead Bancorp, Inc. on July 12, 2000, approved a new stock repurchase program.  Under the new program the Company can purchase up to 250,000 shares of its common stock.  During 2002, 11,500 shares were purchased.

The Bank

General

The OTS is the Bank's chartering authority and primary federal regulator.  The OTS has extensive authority over the operations of federally chartered savings institutions.  As part of this authority, federally chartered savings institutions are required to file periodic reports with the OTS and are subject to periodic examinations by the OTS and the FDIC.  The Bank also is subject to regulation and examination by the FDIC and to requirements established by the Federal Reserve Board.  The investment and lending authority of savings institutions are prescribed by federal laws and regulations, and such institutions are prohibited from engaging in any activities not permitted by such laws and regulations.  Such regulation and supervision is primarily intended for the protection of depositors and the Savings Association Insurance Fund.

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

At December 31, 2002, the Bank exceeded all of its regulatory capital requirements.  The following table sets forth the Bank's compliance with each of the capital requirements as of December 31, 2002.

					To Be Well Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes:		Action Provisions:
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Total Capital (to Risk
Weighted Assets)	$ 11,998	23.97%	$ 4,004	8.00%	$ 5,006	10.00%
Tier I Capital (to Risk
Weighted Assets)	$ 11,673	23.32%	$ 2,002	4.00%	$ 3,003	6.00%
Tier I Leveraged Capital
(to Average Assets)	$ 11,673	8.71%	$ 5,375	4.00%	$ 6,719	5.00%

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

Prompt Corrective Action.  Under the prompt corrective action regulations of the OTS, an institution is deemed to be (i) "well capitalized" if it has total risk-based capital of 10.0% or more, has a Tier 1 risk-based capital ratio of 6.0% or more, has a Tier 1 leverage capital ratio of 5.0% or more and is not subject to any order or final capital directive to meet and maintain a specific capital level for any capital measure, (ii) "adequately capitalized" if it has a total risk-based capital ratio of 8.0% or more, a Tier 1 risk-based capital ratio of 4.0% or more and a Tier 1 leverage capital ratio of 4.0% or more and does not meet the definition of "well capitalized," (iii) "undercapitalized" if it has a total risk-based capital ratio that is less than 8.0%, a Tier 1 risk-based capital ratio that is less than 4.0% or a Tier 1 leverage capital ratio that is less than 4.0%, (iv) "significantly undercapitalized" if it has a total risk-based capital ratio that is less than 6.0%, a Tier 1 risk-based capital ratio that is less than 3.0% or a Tier 1 leverage capital ratio that is less than 3.0%, and (v) "critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%.  Under specified circumstances, a federal banking agency may reclassify a well capitalized institution as adequately capitalized and may require an adequately capitalized institution or an undercapitalized institution to comply with supervisory actions as if it were in the next lower category (except that the FDIC may not reclassify a significantly undercapitalized institution as critically undercapitalized).

An institution generally must file a written capital restoration plan which meets specified requirements within 45 days of the date that the institution receives notice or is deemed to have notice that it is undercapitalized, significantly undercapitalized or critically undercapitalized.  A federal banking agency must provide the institution with written notice of approval or disapproval within 60 days after receiving a capital restoration plan, subject to extensions by the agency.  An institution which is required to submit a capital restoration plan must concurrently submit a performance guaranty by each company that controls the institution.  In addition, undercapitalized institutions are subject to various regulatory restrictions, and the appropriate federal banking agency also may take any number of discretionary supervisory actions.

At December 31, 2002, the Bank was deemed a well-capitalized institution for purposes of the above regulations and as such is not subject to the above-mentioned restrictions.

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

Qualified Thrift Lender Test. All savings institutions are required to meet a QTL test to avoid certain restrictions on their operations.  A savings institution can comply with the QTL test by either qualifying as a domestic building and loan association as defined in the Internal Revenue Code or meeting the second prong of the QTL test set forth in the HOLA.  A savings institution that does not meet the QTL test must either convert to a bank charter or comply with the following restrictions on its operations: (i) the institution may not engage in any new activity or make any new investment, unless such activity or investment is permissible for a national bank; (ii) the branching powers of the institution shall be restricted to those of a national bank; (iii) the institution shall not be eligible to obtain any new advances from its FHLB, other than special liquidity advances with the approval of the OTS; and (iv) payment of dividends by the institution shall be subject to the rules regarding payment of dividends by a national bank.  Upon the expiration of three years from the date the savings institution ceases to be a QTL, it must cease any activity and not retain any investment not permissible for a national bank and immediately repay any outstanding FHLB advances (subject to safety and soundness considerations).

Currently, the prong of the QTL test that is not based on the Code requires that 65% of an institution's "portfolio assets" (as defined) consist of certain housing and consumer-related assets on a monthly average basis in nine out of every 12 months.  Assets that qualify without limit for inclusion as part of the 65% requirement are loans made to purchase, refinance, construct, improve or repair domestic residential housing; home equity loans; most mortgage-backed securities; stock issued by the FHLB of Dallas; and direct or indirect obligations of the FDIC.  In addition, the following assets, among others, may be included in meeting the test subject to an overall limit of 20% of the savings institution's portfolio assets: 50% of residential mortgage loans originated and sold within 90 days of origination; 100% of consumer loans (limited to 10% of total portfolio assets); and stock issued by the FHLMC or the FNMA.  Portfolio assets consist of total assets minus the sum of (i) goodwill and other intangible assets, (ii) property used by the savings institution to conduct its business, and (iii) liquid assets up to 20% of the institution's total assets.  At December 31, 2002, the qualified thrift investments of the Bank were approximately 98% of its portfolio assets.

Federal Home Loan Bank System.  The Bank is a member of the FHLB of Dallas, which is one of 12 regional FHLBs that administers the home financing credit function of savings institutions. Each FHLB serves as a reserve or central bank for its members within its assigned region.  It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System.  It makes loans to members (i.e., advances) in accordance with policies and procedures established by the Board of Directors of the FHLB.  At December 31, 2002, the Bank had $54.0 million of FHLB advances.  See Note 9 of the section titled "Notes to the Consolidated Financial Statements" included in the 2002 Annual Report.

As a member, the Bank is required to purchase and maintain stock in the FHLB of Dallas in an amount equal to at least 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year.  At December 31, 2002, the Bank had $3.2 million in FHLB stock, which was in compliance with this requirement.

The FHLBs are required to provide funds for the resolution of troubled savings institutions and to contribute to affordable housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects.  These contributions could adversely affect the level of FHLB dividends paid in the future.  These contributions also could have an adverse effect on the value of FHLB stock in the future.  The dividend yield on the Bank's FHLB stock was 2.93% in 2002 compared to 4.13% in 2001.

Federal Reserve System.  The Federal Reserve Board requires all depository institutions to maintain reserves against their transaction accounts (primarily NOW and Super NOW checking accounts) and non-personal time deposits.  As of December 31, 2002, no reserves were required to be maintained on the first $5.7 million of transaction accounts, reserves of 3% were required to be maintained against the next $41.3 million of net transaction accounts, and a reserve of 10%  against all remaining net transaction accounts.  The above dollar amounts and percentages are subject to periodic adjustment by the Federal Reserve Board.  Because required reserves must be maintained in the form of vault cash or a noninterest-bearing account at a Federal Reserve Bank, the effect of this reserve requirement is to reduce an institution's earning assets.

Thrift Charter.  Congress has been considering legislation in various forms that would require savings institutions, such as the Bank, to convert their charters to national or state bank charters.  Legislation required the Treasury Department to prepare for Congress a comprehensive study on the development of a common charter for federal savings institutions and commercial banks. The Bank cannot determine whether, or in what form, such legislation may eventually be enacted and there can be no assurance that any legislation that is enacted would not adversely affect the Company or the Bank.

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

Fiscal Year.  The Company and the Bank will file federal income tax returns on the basis of a calendar year ending on December 31.  A consolidated tax return was filed for 2002, and it is expected that a consolidated return will be filed for 2003.

 Bad Debt Reserves.  In August 1996, legislation was enacted that repealed the reserve method of accounting (including the percentage of taxable income method) previously used by many savings institutions to calculate their bad debt reserve for federal income tax purposes.  Savings institutions with $500 million or less in assets may, however, continue to use the experience method.  As a result, the Bank must recapture that portion of its reserve which exceeds the amount that could have been taken under the experience method for post-1987 tax years.  At December 31, 1995, the Bank's post-1987 excess reserves amounted to approximately $68,000.  The recapture will occur over a six-year period, the commencement of which was January 1, 1996.  The legislation also requires savings institutions to account for bad debts for federal income tax purposes on the same basis as commercial banks for tax years beginning after December 31, 1995.  This change in accounting method and reversal and excess bad debt reserves is adequately provided for in the Bank's deferred tax liability.

At December 31, 2002, the federal income tax reserves of the Bank included approximately $1.0 million for which no federal income tax has been provided.  Because of these federal income tax reserves and the liquidation account established for the benefit of certain depositors of the Bank in connection with the Conversion, the retained earnings of the Bank are substantially restricted.

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

The Bank's federal income tax returns for the tax years ended 2000, 2001 and 2002 are open under the statute of limitations and are subject to review by the IRS.

State Taxation

The Company is subject to the Louisiana Corporation Income Tax based on its Louisiana taxable income.  The Corporation Income Tax applies at graduated rates from 4% upon the first $25,000 of Louisiana taxable income to 8% on all Louisiana taxable income in excess of $200,000.  For these purposes, "Louisiana taxable income" means net income which is earned within or derived from sources within the State of Louisiana, after adjustments permitted under Louisiana law, including a federal income tax deduction.  In addition, the Bank is subject to the Louisiana Shares Tax which is imposed on the assessed value of a company's stock.  The formula for deriving the assessed value is to calculate 15% of the sum of (a) 20% of a Bank's capitalized earnings, plus (b) 80% of the Bank's taxable stockholders' equity, and to subtract from that figure 50% of the Bank's real and personal property assessment.  Various items may also be subtracted in calculating a company's capitalized earnings.  The Louisiana Shares Tax amounted to $74,039 for 2002.

Item 2.Description of Property.

At December 31, 2002, the Bank conducted its business from its headquarters at 195 North Sixth Street, Ponchatoula, Louisiana 70454 and two branch offices.  The estimated net book value of the electronic data processing, software and other office equipment   owned by the Bank was

$177,000 at December 31, 2002.  The following table sets forth certain information with respect to the offices of the Bank at December 31, 2002.

Net Book Value
Description/Address	Leased/Owned	of Property	Deposits
(In Thousands)
Home Office: 195 North Sixth Street Ponchatoula, LA 70454	Owned	$ 329	$ 43,036

Branch Office: 111 North Bay Street Amite, LA 70422	Owned	$ 240	$ 9,328

Branch Office: 29815 Walker South Rd. Walker, LA 70785	Owned	$ 961	$ 14,760

Item 3.Legal Proceedings.

The Company and the Bank are involved in routine legal proceedings occurring in the ordinary course of business which, in the aggregate, are believed by management to be immaterial to the financial condition of the Company and Bank.

Item 4.Submission of Matters to a Vote of Security Holders.

Not applicable.

PART II.

Item 5.      Market for Common Equity and Related Stockholder Matters.

The information required herein is incorporated by reference from the Company's 2002 Annual Report to Stockholders, which is included herein as Exhibit 13 ("Annual Report").

Item 6.      Management's Discussion and Analysis or Plan of Operation.

The information required herein is incorporated by reference from the 2002 Annual Report in the section titled "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Item 7.      Financial Statements.

The information required herein is incorporated by reference from pages 2 to 27 of the 2002 Annual Report.

Item 8.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

 PART III.

 Item 9.      Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a)
                   of the Exchange Act.

The information required herein is incorporated by reference from pages 3 to 9 of the Company's definitive proxy statement for the 2003 Annual Meeting of Stockholders ("Proxy Statement").

Item 10.    Executive Compensation

The information required herein is incorporated by reference from pages 9 to 14 of the Company's Proxy Statement.

Item 11.    Security Ownership of Certain Beneficial Owners and Management.

The information required herein is incorporated by reference from pages 6 to 9 of the Company's Proxy Statement.

Item 12.    Certain Relationships and Related Transactions.

The information required herein is incorporated by reference from pages 13 to 14 of the Company's Proxy Statement.

Item 13.    Exhibits and Reports on Form 8-K.

(a)    Documents filed as part of this Report

(1)  The following financial statements are incorporated by reference from Item 7 hereof (see Exhibit 13 attached hereto):

Independent Auditor's Report
Consolidated Balance Sheets as of December 31, 2002 and 2001
Consolidated Statements of Income for the Years Ended December 31, 2002, 2001 and 2000
Consolidated Statements of Changes in Stockholders' Equity for the Years Ended December
    31, 2002, 2001 and 2000
Consolidated Statements of Cash Flows for the Years Ended December 31, 2002, 2001 and
     2000.

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

                   No.                                       Exhibits

                 13.1                              2002 Annual Report to Stockholders
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
                                                      with the SEC on June 14, 1999.

(b)      The Company did  not  file  any   reports on  Form 8-K  during   the   quarter   ended  December 31,  2002.

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

/s/ Lawrence C. Caldwell, Jr.	March 25, 2003
Lawrence C. Caldwell, Jr.
Director, President and Chief
Executive Officer

/s/ Barbara B. Theriot	March 25, 2003
Barbara B. Theriot
Director, Secretary and Treasurer

/s/ Kelly Morse	March 25, 2003
Kelly Morse
Comptroller/Chief Financial Officer

/s/ Milton J. Schanzbach	March 25, 2003
Milton J. Schanzbach
Director, Chairman of the Board

/s/ John C. Bohning	March 25, 2003
John C. Bohning
Director

/s/ Allen B. Pierson	March 25, 2003
Allen B. Pierson, Jr.
Director

/s/ Dennis James	March 25, 2003
Dennis James
Director

/s/ Robert H. Gabriel	March 25, 2003
Robert H. Gabriel
Director