Form 10QSB
period 2003-03-31
HOMESTEAD BANCORP INC
filed 2003-05-15
CIK 1059078

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

Common Stock, par value $.01 per share
(Title of Class)

INDEX

PART I - FINANCIAL INFORMATION

Consolidated Financial Statements:
Page
Consolidated Statements of Financial Condition -
March 31 2003 and December 31, 2002	1 - 2

Consolidated Statements of Income -
for the three month period ended
March 31 2003 and 2002	3

Consolidated Statements of Stockholders' Equity
for the three months ended March 31 2003
and 2002	4

Consolidated Statements of Cash Flows -
for the three months ended March 31 2003
and 2002	5 - 6

Notes to Consolidated Financial Statements	7 - 8

Management's Discussion and Analysis of Financial
Condition and Results of Operations	9 - 13

Controls and Procedures	14

Part II - OTHER INFORMATION

Legal Proceedings	15

Changes in Securities	15

Defaults Upon Senior Securities	15

Submission of Matters to a Vote of Security Holders	15

Other Information	15

Exhibits and Reports on Form 8-K	15

Signatures	16

Certification	17 - 20

Independent Auditor's Report	21

Homestead Bancorp, Inc. and Subsidiary
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
As of March 31, 2003 and December 31, 2002

ASSETS

	(UNAUDITED)
	March 31,	December 31,
	2003	2002
	(In Thousands)

Cash and Cash Equivalents	$2,125	$2,459

Interest-bearing Deposits in Other Institutions	4,891	18,627

Securities:

Investment Securities Available
for Sale (Amortized Cost of
$301,000 and $701,000)	301	704

Mortgage-Backed Securities
Available for Sale (Amortized
Cost of $59.1 million and $43.3 million)	59,642	44,152

Other	340	300

Federal Home Loan Bank Stock, at Cost	3,191	3,171

Total Securities	63,474	48,327

Loans Held for Sale	1,122	677

Loans Receivable	58,432	63,138
Leases Receivable	212	215

Total Loans and Leases Receivable	58,644	63,353

Less: Allowance for Loan and Lease Losses	(347)	(340)

Net Loans and Leases Receivable	58,297	63,013

Real Estate Owned	--	--
Premises and Equipment, Net	1,689	1,707
Accrued Interest Receivable	630	605
Other Assets	116	57

Total Assets	$132,344	$135,472

continued

The accompanying notes are an integral part of these financial statements.

LIABILITIES AND STOCKHOLDERS' EQUITY

	(UNAUDITED)
	March 31,	December 31,
	2003	2002
	(In Thousands)

Deposits	$64,961	$67,124

Advances from Borrowers for Taxes and
Insurance	60	52

Advances from Federal Home
Loan Bank	53,082	53,964

Income Taxes Payable	348	591

Other Liabilities	418	216

Total Liabilities	118,869	121,947

Stockholders' Equity

Common Stock - $.01 Par Value;
10,000,000 Shares Authorized, 1,477,870
Shares Issued in 2003
and 2002	15	15

Paid-in Capital in Excess of Par	12,944	12,938

Retained Earnings - Substantially Restricted	5,462	5,408

Accumulated Other Comprehensive Income	419	552

	18,840	18,913

Treasury Stock - 553,024 shares at cost in
2003 and 2002	(4,703)	(4,703)

Unearned ESOP Shares	(470)	(493)

Common Stock Acquired by Recognition Plans	(192)	(192)

Total Stockholders' Equity	13,475	13,525

Total Liabilities and Stockholders'
Equity	$132,344	$135,472

The accompanying notes are an integral part of these financial statements.

Homestead Bancorp, Inc. and Subsidiary
CONSOLIDATED STATEMENTS OF INCOME

for the three months ended March 31, 2003 and 2002

	(Unaudited)
	three Months Ended
	March 31,
	2003	2002
	(In Thousands)
Interest Income:
Loans and Leases	$1,113	$1,387
Mortgage-Backed Securities	540	498
Investment Securities	25	56
Other	72	33

Total Interest Income	1,750	1,974

Interest Expense:
Deposits	406	535
Borrowings	628	666

Total Interest Expense	1,034	1,201

Net Interest Income	716	773

Provision for (Recovery of) Loan and Lease
Losses	7	(11)

Net Interest Income After Provision for
(Recovery of) Loan and Lease Losses	709	784

Noninterest Income:
Gain on Sale of Loans	6	3
Loan Fees and Service Charges	160	84
Other Income	20	2

Total Noninterest Income	186	89

Noninterest Expense:
Compensation and Benefits	409	372
Occupancy and Equipment Expense	65	67
Federal Insurance Premium	3	2
Net Real Estate Owned Expense	--	--
Other	267	230

Total Noninterest Expense	744	671

Income Before Provision for Income Taxes	151	202

Income Taxes	47	72

Net Income	$104	$130

Per Share:
Earnings Per Common Share	0.12	0.15

Earnings Per Common Share - Assuming Dilution	0.11	0.13

Cash Dividends Declared	0.06	0.06

The accompanying notes are an integral part of these financial statements.

Homestead Bancorp, Inc. and Subsidiary
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

for the three months ended March 31, 2003 and 2002

	(UNAUDITED)	(UNAUDITED)
	March 31,	March 31,
	2003	2002
	(In Thousands)
Common Stock:
Balance - Beginning of Period	$15	$15
Balance - End of Period	$15	$15

Paid-in Capital in Excess of Par:
Balance - Beginning of Period	$12,938	$12,919
ESOP Compensation Expense	6	(2)
Balance - End of Period	$12,944	$12,917

Retained Earnings:
Balance - Beginning of Period	$5,408	$4,972
Net Income	104	130
Cash Dividends Declared and Paid	(55)	(56)
Stock options exercised	(1)	(2)
Dividends on ESOP Shares	6	5
Balance - End of Period	$5,462	$5,049

Accumulated Other Comprehensive Income:
Balance - Beginning of Period	$552	$(223)
Net Change in Unrealized Gain (Loss)	(133)	(149)
Balance - End of Period	$419	$(372)

Treasury Stock
Balance - Beginning of Period	$(4,703)	$(4,596)
Repurchase of Stock	0	(107)
Balance - End of Period	$(4,703)	$(4,703)

Unearned Employee Stock Ownership
Plan Shares:
Balance - Beginning of Period	$(493)	$(582)
Shares Released for Allocation	23	22
Balance - End of Period	$(470)	$(560)

Director & Management Recognition Plans:
Balance - Beginning of Period	$(192)	(249)
Plan Distribution	0	0
Balance - End of Period	$(192)	$(249)

Comprehensive Income:
Net Income	$104	$130

Other Comprehensive Income, Net of Tax:
Unrealizied Gains (Losses) on Securities
Available for Sale	(133)	(149)

Total Comprehensive Income	$(29)	$(19)

The accompanying notes are an integral part of these financial statements.

Homestead Bancorp, Inc. and Subsidiary
CONSOLIDATED STATEMENTS OF CASH FLOWS

for the three months ended March 31, 2003 and 2002

	(UNAUDITED)
	March 31,
	2003	2002
	(In Thousands)
Cash Flows From Operating Activities:
Net Income	$104	$130
Adjustments to Reconcile Net Income
to Net Cash Provided by (Used in) Operating
Activities:
Depreciation	21	18
Provision for (Recovery of)
Loan and Lease Losses	7	(11)
Net Amortization(Accretion) of Premiums(Discounts) on Securities	32	18
Stock Dividends on Federal Home
Loan Bank Stock	(20)	(23)
Unrealized Gain on Trading Security	(40)	(8)
Other	34	15
Change in Assets and Liabilities
Net (Increase) Decrease in Loans
Held for Sale	(445)	229
(Increase) Decrease in Accrued
Interest Receivable	(25)	(61)
(Increase) Decrease in Other
Assets	(59)	(9)
Increase (Decrease) in Income
Taxes Payable	(174)	264
Increase (Decrease) in Other
Liabilities	202	(93)

Net Cash Provided by (Used in) Operating Activities	(363)	469

Cash Flows From Investing Activities:
Purchases of Property and Equipment	(3)	(16)
Purchases of Real Estate Owned	--	--
Maturities of Investment Securities	400	300
Purchases of Investment Securities	--	--
Maturities of Mortgage-Backed Securities	8,213	1,846
Purchases of Mortgage-Backed
Securities	(23,934)	(10,467)
Net (Increase) Decrease in Loans and Leases
Receivable	4,709	1,373

Net Cash Provided by (Used in) Investing Activities	(10,615)	(6,964)

continued

The accompanying notes are an integral part of these financial statements.

	(UNAUDITED)
	March 31,
	2003	2002
	(In Thousands)
Cash Flows From Financing Activities:
Acquisition of Treasury Stock	0	(107)
Net Increase (Decrease) in Money Market Accounts,
NOW Accounts and Savings Accounts	2,750	784
Net Increase (Decrease) in Certificates
of Deposit	(4,913)	879
Proceeds from (Repayment of) Federal Home
Loan Bank Advances	(882)	4,237
Increase (Decrease) in Advances from
Borrowers for Taxes and Insurance	8	(7)
Dividends Paid on Common Stock	(55)	(56)

Net Cash Provided by (Used In)
Financing Activities	(3,092)	5,730

Net Increase (Decrease) in Cash and
Cash Equivalents	(14,070)	(765)

Cash and Cash Equivalents -
Beginning of Period	21,086	6,100

Cash and Cash Equivalents -
End of Period	$7,016	$5,335

Supplemental Disclosures of Cash flow
Information:
Cash Payments for:
Interest Paid to Depositors	$406	$544

Interest Paid on Borrowings	$628	$666

Income Taxes	$62	$72

Supplemental Schedules of Noncash
Investing and Financing Activities:
Real Estate Acquired in Settle-
ment of Loans and Leases	$--	$123

Loan made on Sale of Real Estate Owned	$--	$--

Increase (Decrease) in Unrealized Gain (Loss)
on Securities Available for Sale	$202	$(226)

(Increase) Decrease in Deferred Tax
Effect on Unrealized Gain (Loss) on Securities
Available for Sale	$69	$77

The accompanying notes are an integral part of these financial statements.

Homestead Bancorp, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
March 31, 2003 and 2002

Note 1 - Basis of Presentation -

        The accompanying consolidated financial statements for the periods ended March 31, 2003 and 2002 include the accounts of Homestead Bancorp, Inc. (the "Company") and its wholly owned subsidiary, Homestead Bank (the "Bank"). Currently, the business and management of Homestead Bancorp, Inc. is primarily the business and management of the Bank. All significant intercompany transactions and balances have been eliminated in the consolidation.

        The accompanying unaudited consolidated interim financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the financial statements have been included. It is noted that the results for the first three months ended March 31, 2003 are no indication of the expected results for the annual period which ends December 31, 2003. Additional information concerning the audited financial statements and notes can be obtained from Homestead Bancorp, Inc.'s annual report and Form 10KSB filed for the period ended December 31, 2002.

Note 2 - Employee Stock Ownership Plan -

        The Company sponsors a leveraged employee stock ownership plan (ESOP) that covers all employees who have at least six months of service with the Company, and obtained age 20. The ESOP shares initially were pledged as collateral for its debt. The debt is being repaid based on a ten-year amortization and the shares are being released for allocation to active employees annually over the ten-year period. The shares pledged as collateral are deducted from stockholder's equity as unearned ESOP shares in the accompanying balance sheets. ESOP compensation expense was $28,795 for the three months ended March 31, 2003 based on the annual release of shares.

Note 3 - Dividends and Earnings Per Share -

        The Company declared a quarterly dividend of $.06 for the first quarter of 2003. Total dividends paid to stockholders in the first three months of 2003 were $55,000.

        Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding, which is 900,762 and 880,933 for the three month period ended March 31, 2003 and 2002. Earnings per common share - assuming dilution, are computed by dividing net income by the weighted average number of shares of common stock outstanding plus the effect of diluted securities, which was 954,413 and 1,013,733 for the three month period ended March 31, 2003 and 2002.

Note 4 - Stock Option and Management Recognition Plans -

        The Company applies APB Opinion 25 and related interpretations in accounting for its stock option and management recognition plans. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value of the grant dates for awards under those plans consistent with the methods of SFAS No. 123, the Company's net income and earnings per common share would have changed to the proforma amounts indicated below:

		March 31,
		2003	2002
		Dollars in Thousands)

Net Income	As Reported	$104	$130
	Proforma	$114	$127

Earnings Per Share	As Reported	$0.12	$0.15
	Proforma	$0.13	$0.14

Note 5 - Recent Accounting Pronouncements -

        In February 2002, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) No. 01-6. SOP 01-6 provides industry-specific guidance and disclosure requirements regarding the accounting for certain transactions by banks, savings institutions and other entities that lend to or finance the activities of others. This pronouncement provides guidance concerning the recognition and measurement of loans, credit losses, investments in Federal Home Loan Bank or Federal Reserve Bank stock, deposit accounts, and purchases and sales of securities. SOP 01-6 is effective for annual and interim financial statements for fiscal years beginning after December 15, 2002. The company has adopted the provisions of SOP 01-6 effective January 1, 2002. The adoption of SOP 01-6 did not have a material impact on the Company's financial position or results of operations as of March 31, 2003.

Note 6 - Forward-Looking Statements -

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

March 31, 2003 and 2002

General

        The following discussion compares the consolidated financial condition of Homestead Bancorp, Inc. (the "Company") and Subsidiary, Homestead Bank (the "Bank") at March 31, 2003 to December 31, 2002 and the results of operations for the three month period ended March 31, 2003 with the same period in 2002. Currently, the business and management of Homestead Bancorp, Inc. is primarily the business and management of the Bank. This discussion should be read in conjunction with the interim consolidated financial statements and footnotes included herein.

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

Changes in Financial Condition

        At March 31, 2003, the Company's total assets, deposits and equity amounted to $132.3 million, $65 million, and $13.5 million respectively compared to $135.5 million, $67.1 million, and $13.5 million respectively at December 31, 2002. The decrease in total assets of $3.2 million or 2.4% was due primarily to a decrease of $13.7 million in interest bearing deposits in other institutions, combined with a decrease in net loan and lease portfolio of $4.7 million of 7.5%, offset by an increase in investments in Mortgage-Backed Securities of $15.5 million or 35.1%. The decrease in interest bearing deposits in other institutions was due to the company's increased investing in Mortgage-Backed Securities. The decrease in the net loan and lease portfolio was due to loan sales and repayments exceeding loan originations.

        The Company's short term borrowing from the Federal Home Loan Bank during the first three months of 2003 was $21.5 million. The Bank uses the proceeds from short term borrowing to finance the purchase of mortgage-backed securities and fund long term fixed rate mortgages. The Company's long term borrowing from the Federal Home Loan Bank decreased during the first three months of 2003 by $882,000 or 1.6%. The Bank uses the proceeds from long term borrowing to fund long term fixed rate mortgages. Deposits with the Bank have decreased by $2.2 million or 3.2% in the first three months of 2003, due primarily to the decrease in rates paid on deposits. The equity of the Company decreased $50,000 or .4% in the first three months of 2003, due primarily to net income of $104,000 offset by dividends paid out of $55,000, and the change in unrealized gain on available for sales securities of $133.000. At March 31, 2003 the Company had repurchased $4.7 million of its common stock. This amount appears in the equity section of the Statement of Financial Condition as Treasury Stock.

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

        Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of March 31, 2003, that the Bank meets all capital adequacy requirements to which it is subject.

        As of March 31, 2003, the most recent notification categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier I risk based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

The Bank's actual capital amounts and ratios are also presented in the table.

	Actual		For Capital Adequacy Purposes:		To Be Well Capitalized Under Prompt Corrective Action Provisions:
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
As of March 31, 2003:
Total Capital (to Risk
Weighted Assets)	$ 12,119	25.32%	$ 3,829	>/= 8.0%	$ 4,786	>/= 10.0%
Tier I Capital (to Risk
Weighted Assets)	$ 11,794	24.64%	$ 1,914	>/= 4.0%	$ 2,872	>/= 6.0%
Tier I Capital (to Average Assets)	$ 11,794	8.97%	$ 5,257	>/= 4.0%	$ 6,571	>/= 5.0%

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

Results of Operations

        Net income for the first three months of 2003 was $104,000 compared to $130,000 for the same period of 2002. The decrease in net income of $26,000 or 20%, was primarily due to a decrease in net interest income of $57,000 or 7.4%, combined with an increase in non-interest expense of $73,000 or 10.9% offset by an increase in non-interest income of $97,000 or 109%. The increase in non-interest income was due primarily to the company increase in sales of loans on the secondary market. Compensation expense increased by $37,000 or 9.9%, due to increase in salaries.

Net Interest Income

        The primary source of earnings for the Company is net interest income; the difference between income generated from interest-earning assets less interest expense on interest-bearing  liabilities. The primary factors that affect interest income are changes in the volume and type of interest-earning assets and interest-bearing liabilities, along with changes in market rates. Net interest income for the first three months of 2003 was $716,000 a decrease of $57,000 or 7.4% over the same period of 2002. This decrease in net interest income was primarily attributable to a decrease in interest income of $224,000 or 11.4% offset by a decrease in interest expense of $167,000 or 13.9%, over the same period of 2002. The decrease in interest income was due to a decrease in interest on loans and leases and the decline in interest rates.

        The table of Consolidated Average Balance Sheets and Interest Rate Analysis for the three months ended March 31, 2003 and 2002 on page 12, and the corresponding table of Interest Differentials on page 13, detail the effect of the change in average balances and the change in interest yield and interest cost have on net interest income for the respective periods.

Nonperforming Assets

        Nonperforming assets include non-accrual loans and leases and real estate owned. Loans are considered non-accrual when the principal or interest becomes 91 days past due or when there is uncertainty about the repayment of the principal and interest in accordance with the terms of the loans. Non-accrual loans at March 31, 2003 were $587,000 compared to $186,000 at March 31, 2002. The percentage of non-accrual loans and leases to total loans and leases at March 31, 2003 is 1.0% up from ..27% at March 31, 2002.

        Real estate owned is properties held for sale acquired through foreclosure or negotiated settlements of debt. At March 31, 2003 the Bank had real estate owned of $0 compared to $123,000 at March 31, 2002. Nonperforming assets at March 31, 2003 were .44% of total assets compared to .23% at March 31, 2002.

Homestead Bancorp, Inc. and Subsidiary
CONSOLIDATED AVERAGE BALANCE SHEETS AND INTEREST RATE ANALYSIS
for the three months ended March 31 2003 and 2002

	three months ended			three months ended
	March 31 2003			March 31 2002

	AVERAGE		YIELD/	AVERAGE		YIELD/
	BALANCE	INTEREST	RATE	BALANCE	INTEREST	RATE
	(In Thousands)	(In Thousands)		(In Thousands)	(In Thousands)

Interest - Earning Assets:

Loans and Leases Receivable	$59,940	1,113	7.42%	$73,910	1,387	7.50%
Mortgage - Backed Securities	56,827	540	3.80%	37,493	498	5.32%
Investment Securities	3,614	25	2.77%	4,941	56	4.50%
Other Interest - Earning Assets	7,798	72	3.69%	6,236	33	2.16%

Total Interest - Earning Assets	$128,179	1,750	5.46%	$122,580	1,974	6.44%

Noninterest - Earning Assets	5,677			4,064

Total Assets	$133,856			$126,644

Interest - Bearing Liabilities:

Deposits	$65,830	406	2.47%	$57,152	535	3.74%
Federal Home Loan Bank Advances	53,377	628	4.71%	56,825	666	4.69%

Total Interest-bearing Liabilities	$119,207	1,034	3.47%	$113,977	1,201	4.22%

Noninterest - Bearing Liabilities	1,108			474

Total Liabilities	$120,315			$114,451

Stockholders' Equity	$13,541			$12,193

Total Liabilities and Stockholders' Equity	$133,856			$126,644

Net Interest Income; Interest Rate Spread		$716	1.99%		$773	2.22%

Net Interest Margin as a % of Total Earning Assets			2.23%			2.52%

The accompanying notes are an integral part of these financial statements.

Homestead Bancorp, Inc. and Subsidiary
INTEREST DIFFERENTIALS

for the three months ended March 31, 2003 and 2002

	March 31 2003 VS March 31 2002

	CHANGE DUE TO		TOTAL
	VOLUME	RATE	CHANGE
	(In Thousands)
Interest - Earning Assets:

Loans and Lease Receivable	$(259)	$(15)	$(274)
Mortgage-Backed Securities	210	(168)	42
Investment Securities	(12)	(19)	(31)
Other Interest-Earning assets	11	28	39

Total Interest Income	$(50)	$(174)	$(224)

Interest - Bearing Liabilities:

Deposits	$72	$(201)	$(129)
Federal Home Loan Bank Advances	(40)	2	(38)

Total Interest Expense	$32	$(199)	$(167)

Increase (Decrease) in Interest Differential	$(82)	$25	$(57)

The accompanying notes are an integral part of these financial statements.

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

three months Ended March 31, 2003

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

a.)Exhibits:
No exhibits were filed on Form 8-K by the Registrant
during the quarter ended March 31 2003.
b.)Reports:
No reports on Form 8-K were filed by the Registrant
during the quarter ended March 31 2003.

The accompanying notes are an integral part of these financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Homestead Bancorp, Inc

Date:	May 14, 2003	BY	/s/Lawrence C. Caldwell, Jr.

Lawrence C. Caldwell, Jr.
President and Chief Executive Officer

Date:	May 14, 2003	BY	/s/Kelly Morse

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

b.     evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report, March 31, 2003; and

c.     presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

Date: May 14, 2003
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

b.     evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report, March 31, 2003; and

c.     presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

Date: May 14, 2003
BY /s/L.C. Caldwell, Jr.
President and C.E.O.

Certification Pursuant to 18 U.S.C. Code Section 1350,
As Adopted Pursuant to
Section 906 of the Sarbanes-Oxley Act 2002

In connection with the Quarterly Report of Homestead Bancorp Inc. ("the Company") on Form 10-Q for the period ending March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof, (the "Report"), I Lawrence C. Caldwell, Jr. President, and C.E.O. of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: May 14, 2003	BY /s/Lawrence C. Caldwell, Jr.
President and C.E.O.

Certification Pursuant to 18 U.S.C. Code Section 1350,
As Adopted Pursuant to
Section 906 of the Sarbanes-Oxley Act 2002

In connection with the Quarterly Report of Homestead Bancorp Inc. ("the Company") on Form 10-Q for the period ending March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof, (the "Report"), I, Kelly Morse C.F.O. of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: May 14, 2003	BY /s/Kelly Morse
C.F.O.

April 15, 2003

To the Shareholders and Board of Directors
Homestead Bancorp, Inc. and Subsidiary
Ponchatoula, Louisiana

We have reviewed the accompanying Consolidated Balance Sheets of Homestead Bancorp, Inc. and Subsidiary as of March 31, 2003, the related Consolidated Statements of Income, Changes in Stockholders' Equity, and Cash Flows for the three month periods ended March 31, 2003 and 2002.

We previously audited and expressed an unqualified opinion in our report dated January 17, 2003 on the Consolidated Balance Sheet of Homestead Bancorp, Inc. and Subsidiary as of December 31, 2002.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of obtaining an understanding of the system for the preparation of interim financial information, applying analytical review procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an examination in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying consolidated financial statements for them to be in conformity with generally accepted accounting principles.

                                                                                        Respectfully submitted,