Form 10KSB/A
period 2002-12-31
HOMESTEAD BANCORP INC
filed 2003-06-05
CIK 1059078

OFFICE OF THRIFT SUPERVISION
Washington, D.C. 20552

FORM 10‑KSB/A

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
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

Certification

I, Kelly Morse, Chief Financial Officer for Homestead Bancorp Inc. certify that:

1.      I have reviewed this annual report on Form 10K of Homestead Bancorp Inc.

2.      Based on my knowledge, this annual report does not contain any untrue statements of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.      Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.      The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.        designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.        evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report, December 31, 2002; and

c.        presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.      The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a.        all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b.        any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.      The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regards to significant deficiencies and material weaknesses.

Date: June 5, 2003

BY /s/Kelly Morse
        C.F.O.

Certification

I, L. C. Caldwell, Jr. President and C.E.O. for Homestead Bancorp Inc. certify that:

1.      I have reviewed this annual report on Form 10K of Homestead Bancorp Inc.

2.      Based on my knowledge, this annual report does not contain any untrue statements of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.      Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.      The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.        designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.        evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report, December 31, 2002; and

c.        presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.      The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a.        all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b.        any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.      The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regards to significant deficiencies and material weaknesses.

Date: June 5, 2003

BY /s/L.C. Caldwell, Jr.
     President and C.E.O.